Form 10-Q
period 1993-11-30
ONEOK INC
filed 1994-01-11
CIK 74154

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


     For the quarter ended                    Commission File No.
       November 30, 1993                            1-2572



                                ONEOK Inc.
          (Exact name of registrant as specified in its charter)


           Delaware                               73-0383100
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)


                  100 West Fifth Street, Tulsa, OK  74103
       (Address, including zip code, of principal executive offices)


    Registrant's telephone number, including area code:  (918) 588-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                     Outstanding at November 30, 1993
Common stock, without par value                   26,634,058

                                ONEOK Inc.
                             TABLE OF CONTENTS
             FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 1993


PART I.   FINANCIAL INFORMATION                                  Page No.


Item 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
            Three Months Ended November 30, 1993 and 1992            3

          Consolidated Condensed Balance Sheets -
            November 30, 1993 and August 31, 1993                    4

          Consolidated Condensed Statements of
            Cash Flows - Three Months Ended
            November 30, 1993 and 1992                               5

          Notes to Consolidated Condensed Financial
            Statements                                             6-7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-15


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                         16

Item 2.   Changes in the Rights of the Company's
            Security Holders                                        17

Item 3.   Defaults by the Company on its Senior Securities          17

Item 4.   Submission of Matters to a Vote of Security
            Holders                                                 17

Item 5.   Other Information                                         17

Item 6.   Exhibits and Reports on Form 8-K                          17

                                 ONEOK Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (STATED IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                                      3 Months Ended
                                                        November 30,
                                                     1993        1992
OPERATING REVENUES

Utility revenues                                 $134,342    $118,500
Oil and gas production                              6,645       6,153
Natural gas liquids and
  residue gas sales                                17,824      17,317
Other gas sales                                    11,794      13,494
Other operating revenues                            6,586       3,986
  Total operating revenues                        177,191     159,450

OPERATING EXPENSES

Utility gas purchased expense                      75,931      66,009
Other gas purchased expense                        11,293      13,164
Operations and maintenance                         51,013      46,187
Depreciation, depletion,
  and amortization                                 13,059      12,503
Income taxes                                        4,794       2,346
Other taxes                                         4,509       4,295
  Total operating expenses                        160,599     144,504

  Operating income                                 16,592      14,946
Net interest                                        8,780       8,949

  Net income                                        7,812       5,997
Preferred stock dividends                             107         107

  Balance for common stock                       $  7,705    $  5,890

Earnings per common share                            $.29        $.22

Dividends per common share                           $.27        $.25
Average common shares
  outstanding                                      26,634      26,629

See accompanying notes to consolidated condensed financial statements.

                                 ONEOK Inc.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                           (STATED IN THOUSANDS)
                                (UNAUDITED)


                                                 Nov. 30,    Aug. 31,
                                                   1993        1993
ASSETS

Property, plant, and equipment, at cost        $1,210,632  $1,196,433
  Less accumulated depreciation, depletion,
    and amortization                              483,454     474,685
    Net property, plant, and equipment            727,178     721,748
Current assets:
  Cash and cash equivalents                        15,750       9,667
  Accounts receivable                              93,073      51,545
  Inventories                                      91,103      92,907
  Other current assets                             18,830      13,966
    Total current assets                          218,756     168,085
Deferred debits and other assets:
  Take-or-pay                                     109,699     109,682
  Other assets                                    106,557     104,953
    Total deferred debits and other assets        216,256     214,635
                                               $1,162,190  $1,104,468

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock                                 $  194,365  $  194,365
  Retained earnings                               169,298     168,784
    Total common shareholders' equity             363,663     363,149
Preferred stock                                     9,000       9,000
Long-term debt, excluding current maturities      375,897     375,897
                                                  748,560     748,046
Current liabilities:
  Current maturities of long-term debt             16,050      16,050
  Accounts and notes payable                      110,853      60,782
  Accrued liabilities                              46,156      42,760
  Customers' deposits                               6,849       6,091
    Total current liabilities                     179,908     125,683
Deferred credits                                  233,722     230,739
                                               $1,162,190  $1,104,468

See accompanying notes to consolidated condensed financial statements.

                                 ONEOK Inc.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (STATED IN THOUSANDS)
                                (UNAUDITED)

                                                      3 Months Ended
                                                        November 30,
                                                     1993        1992
OPERATING ACTIVITIES

Net income                                       $  7,812    $  5,997
Depreciation, depletion, and amortization          13,059      12,503
Deferred income taxes                                 713      (7,713)
Nonproductive well drilling                           416         160
Net losses of equity investees                        352         433
Gain on sale of property                           (2,053)       -
Changes in assets and liabilities                 (32,758)     (7,198)
  Net cash provided by (used in)
    operating activities                          (12,459)      4,182

INVESTING ACTIVITIES
(Increase) decrease in investments, net              (308)        155
Capital expenditures                              (18,769)    (15,920)
Salvage, net of removal costs                       1,917        (352)
  Cash used in investing activities               (17,160)    (16,117)

FINANCING ACTIVITIES
Repayment of long-term debt                          -         (1,200)
Increase in notes payable, net                     43,000      25,000
Dividends paid                                     (7,298)     (6,764)
  Cash provided by financing activities            35,702      17,036

Change in cash and cash equivalents              $  6,083    $  5,101

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Income taxes                                    $   698     $     1

  Interest                                        $13,218     $12,986
Noncash transactions:
  Gas received as payment-in-kind                 $21,859     $21,228
  Decrease in take-or-pay deferrals
    reflected by decrease in take-or-pay
    liabilities                                   $  -        $20,000

See accompanying notes to consolidated condensed financial statements.

                                 ONEOK Inc.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended November 30, 1993, are not necessarily indicative of the results that may be expected for the year ended August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

Note 2. The Company provides certain health care and life insurance benefits for retired employees and adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," on September 1, 1993. SFAS No. 106 requires companies to actuarially determine a present liability, the accumulated postretirement benefit obligation (APBO), for future postretirement benefits on the basis that those benefits are earned during the employees' active service years. The Company has elected to defer its initial APBO of $72.2 million and amortize it over 20 years as a component of net periodic postretirement benefit cost as permitted by SFAS No. 106.

The estimated amount of net periodic postretirement benefit costs, as determined by an independent actuary, for the year ended August 31, 1994, includes the following:

  Service cost                              $ 1,942,000
  Interest cost                               5,114,000
  Amortization of initial APBO                3,609,000
    Estimated net periodic postretirement
      benefit cost computed in accordance
      with SFAS No. 106                     $10,665,000

During fiscal 1994 approximately 95 percent of the estimated net periodic postretirement benefit cost in excess of the cost recognized for benefits actually paid will be deferred in accordance with recommendations made by the Oklahoma Corporation Commission (OCC) Staff until the OCC issues a final order providing for recovery of such costs. The Company estimates that it will pay approximately $3.2 million in postretirement benefits during fiscal 1994 resulting in a deferral of postretirement benefit costs for regulatory purposes of approximately $6.8 million.

A one percent increase in the medical trend rate on the service and interest cost components of the net periodic postretirement benefit cost results in an increase of 19.8 and 9.8 percent, respectively.

The following table sets forth the components of the APBO as of September 1, 1993.

  Retirees and disableds                      $42,950,000
  Fully eligible active employees                 185,000
  Other active employees                       29,031,000
                                              $72,166,000

The APBO was determined using an annual discount rate of 7.25 percent and a medical trend rate of 11.5 percent for 1994. The medical trend rate is assumed to decline to a rate of 5.0 percent over ten years.

The Company's ultimate accounting recognition and funding policy with respect to postretirement benefits will depend, in part, on the position of the OCC in regard to recovery of those costs through the rate process. Until a final rate order has been received on recovery of benefit costs determined under SFAS No. 106, there can be no assurance that the Company will be able to recover all such costs. Consequently, the Company is unable to determine the final impact of SFAS No. 106.

Note 3.  Recovery of Settlement Costs for Take-or-Pay and Similar Claims:
At November 30, 1993, the consolidated condensed balance sheet reflects a deferred debit of $109.7 million, which represents the unamortized portion of take-or-pay and other settlement costs. On January 6, 1994, the OCC signed a stipulation and settlement agreement providing for the continued recovery of those costs. The agreement provides for recovery and return by an annual $6.7 million revenue amount over a period not to exceed 20 years. Revenue to recover the amortized costs will come from a volumetric gas surcharge not exceeding $6.0 million annually, and revenue from transportation under Section 311(a) of the NGPA and other nonjurisdictional intrastate transportation revenue. If such revenue falls below $3.0 million in a year, the Company will be required to absorb 25 percent of the shortfall, up to a maximum of $750,000.

Note 4. Rate Proceedings: Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on December 15, 1993, except for rate design for which additional hearings are scheduled for January 11 and 12, 1994. Written comments by the Company, the OCC Staff, and the Oklahoma Attorney General are due January 31, 1994. Both fiscal quarters included utility revenue resulting from an interim annualized rate increase of $18.2 million, which is subject to refund until the OCC rules on the pending rate case.

Note 5. Other Assets: Included in other assets are the Company's 25 percent investments in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River) of $22.1 million and 14.1 million, respectively. Ozark continues to negotiate an exit fee with one of its two firm shippers, Columbia Gas Transmission Corporation (Columbia), which previously commenced a voluntary case under the Federal Bankruptcy laws. The Company is attempting to improve the performance of Red River, which continues to be unprofitable and required cash calls from the partners in the past. If an acceptable exit fee cannot be negotiated with Columbia by Ozark or Red River's operations do not become profitable, the Company may not be able to recover its investments.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ONEOK Inc. and its subsidiaries, hereinafter referred to as the Company, engage in several aspects of the energy business. The Company purchases, gathers, compresses, transports, and stores natural gas for distribution to consumers. It transports gas for others, leases pipeline capacity to others for their use in transporting gas, and is a partner in a gas marketing business and two natural gas transmission systems that transport gas for others. The Company explores for and produces oil and gas, extracts and sells natural gas liquids, and performs contract drilling of oil and gas wells. In addition, it leases and operates a headquarters office building (leasing excess space to others) and owns and operates a related parking facility.

The following is a discussion of selected changes in financial condition from the end of the 1993 fiscal year to the end of the first quarter of the 1994 fiscal year and results of operations with respect to the three months ended November 30, 1993 and 1992.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1994 fiscal year are as follows:

  Source of Funds (Millions of $)
    Proceeds from:
      Issuance of short-term debt                     $ 23.4
      Issuance of long-term debt                          -
    Sale of property                                     1.3
    Cash provided by operating activities               94.7
      Total                                           $119.4

The Company had $65 million in short-term debt outstanding on November 30, 1993 and January 6, 1994. The Company has $77 million in notes outstanding under its $150 million medium-term note facility. On November 30, 1993, the Company could have issued approximately $229 million of additional long-term debt under the most restrictive of the provisions contained in its various lending agreements.

The Company invests available funds on a short-term basis. There were no short-term investments on November 30, 1993, and $5 million on January 6, 1994.

FUNDS GENERATED FROM OPERATIONS

RATE PROCEEDINGS

Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on December 15, 1993, except for rate design for which additional hearings are scheduled for January 11 and 12, 1994. Written comments by the Company, the OCC Staff, and the Oklahoma Attorney General are due January 31, 1994.

RECOVERY OF SETTLEMENT COSTS FOR TAKE-OR-PAY AND SIMILAR CLAIMS

Hearings on the stipulation and settlement agreement providing for the recovery of amounts relating to past settlements of take-or-pay and similar gas contract claims were held on December 21 and 22, 1993, and the OCC approved the agreement on January 6, 1994. This approved agreement provides for the continued recovery of these costs. The agreement also contains incentives for the Company to increase applicable NGPA Section 311(a) and other nonjurisdictional intrastate transportation revenue. Such increased revenue will minimize the reduction in earnings resulting from the annual amortization of the deferred costs provided for in the agreement. See Note 3. "Recovery of Settlement Costs for Take-or-Pay and Similar Claims" to the consolidated condensed financial statements for further discussion.

CAPITAL EXPENDITURES

Capital expenditures budgeted for the 1994 fiscal year, compared with actual expenditures for the 1993 and 1992 fiscal years, are as follows:

                                        Est.          Actuals
Capital Expenditures (Millions of $)    1994       1993     1992
Natural gas distribution               $40.5      $45.8    $42.4
Natural gas transmission                14.2       13.0     14.9
Exploration and production              10.0       24.9 (1) 10.6
Other operations                         4.4        2.5      1.8
                                       $69.1      $86.2    $69.7

(1) Includes the April 1993 acquisition of the North Frisco City Field in Monroe County, Alabama, at a cost of approximately $16.7 million.

RESULTS OF OPERATIONS

A summary of consolidated earnings is as follows:

                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Net income                                         $7,812      $5,997

Earnings per common share                            $.29        $.22

The consolidated effective income tax rate was 38.0 percent for the first quarter of 1994, compared with 28.1 percent for the same period last year. The 1994 effective tax rate was higher due to the recently enacted 1 percent federal tax rate increase and adjustments made in the first quarter of 1993 to revise prior tax estimates.

Consolidated net interest expense decreased due to lower interest rates on long-term debt.

Following is a summary of financial results and operating information for the various operating segments of the Company:

UTILITY OPERATIONS
                                                      3 Months Ended
                                                        November 30,
                                                     1993        1992
FINANCIAL RESULTS
(Thousands of dollars, except per share amounts)
Utility revenues:
  From unaffiliated customers                    $134,342    $118,500
  Intersegment sales                                   80         115
    Total                                         134,422     118,615
Other nonutility revenues                           1,632       1,381
    Total revenues                                136,054     119,996
Gas purchased expense                              75,931      66,009
Operating expenses                                 42,108      38,703
  Operating income
    before income taxes                            18,015      15,284
Income taxes                                        3,841       2,443
Net interest expense                                7,869       8,165
  Net income                                     $  6,305    $  4,676

  Earnings per share                                 $.23        $.17

                                                      3 Months Ended
                                                        November 30,
                                                     1993        1992
OPERATING STATISTICS
Revenues (thousands of dollars):
  Utility gas sales:
    Residential and commercial                   $ 85,943    $ 72,290
    Industrial                                     25,501      25,152
    Wholesale                                       1,050       1,522
      Total utility gas sales                     112,494      98,964
  SISP margins                                      4,930       4,515
  Pipeline capacity leases                         13,179      11,749
  Transportation                                    1,835       1,356
  Other utility revenues                            1,904       1,916
      Total utility revenues                      134,342     118,500
Less utility gas purchases                         75,931      66,009
      Net utility revenues                       $ 58,411    $ 52,491

Volumes (MMcf):
  Utility gas sales:
    Residential and commercial                     18,373      15,325
    Industrial                                     11,803      11,809
  Wholesale                                           427         579
      Total utility gas sales                      30,603      27,713
  Pipeline capacity leases                         30,026      26,970
  Transportation                                   14,165      11,234
      Total volumes                                74,794      65,917

Average cost of gas purchased (per Mcf):
  General system                                    $2.89       $2.94
  SISP                                              $1.98       $1.67
Degree days:
  Actual                                              895         682
  Normal                                              618         619

Number of customers at end of period              722,501     712,946

Revenue for residential and commercial gas sales increased because of weather which was colder than last year's first quarter and 45 percent colder than normal. In addition, the Company was serving an additional 9,555 customers at the end of the period.

Volumes sold to industrial customers or delivered under pipeline capacity leases (PCLs) are as follows:

                                                      3 Months Ended
                                                        November 30,
INDUSTRIAL DELIVERIES                                1993        1992
Volumes (MMcf):
  Sales                                            11,803      11,809
  PCLs                                             27,887      25,143
    Total                                          39,690      36,952

Amount (thousands of $):
  Sales                                           $25,501     $25,152
  PCL's                                            12,142      10,991
    Total                                         $37,643     $36,143

Revenues from industrial customers increased for the period because of increased PCL volumes.

Utility gas purchased expense increased due to increased sales volumes.

Operating expenses increased in the current period primarily because of increased labor costs and regulatory expenses. Depreciation expense increased because of additional utility property in service.

GAS PROCESSING

                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Natural gas liquids and gas sales:
  From unaffiliated customers                     $27,428     $30,811
  Intersegment sales                                 -          5,354
    Total sales                                    27,428      36,165
Other revenues                                      2,115        -
  Total revenues                                   29,543      36,165
Operating expenses                                 25,986      33,608
  Operating income before
    income taxes                                    3,557       2,557
Income taxes                                        1,291         635
Net interest expense                                  220         240
  Net income                                      $ 2,046     $ 1,682

  Earnings per share                                 $.07        $.06

                                                      3 Months Ended
                                                        November 30,
OPERATING STATISTICS                                 1993        1992
Natural gas liquids sales:
  Volumes (Mgals.)                                 53,728      42,394
  Average price (per gal.)                           $.26        $.32
  Margin (per gal.)                                  $.03        $.05

Residue gas sales:
  Volumes (MMcf)                                    1,781       1,882
  Average price (per Mcf)                           $2.03       $2.01

Other gas sales:
  Volumes (MMcf)                                    4,382       9,434
  Average price (per Mcf)                           $2.19       $1.97
  Margin (per Mcf)                                   $.11        $.03

Volumes of natural gas liquids sold were up due to higher total throughput resulting in increased revenues, up 27 percent to $14.2 million for the three-month period. However, lower product prices reduced margins on natural gas liquids sales.

During the quarter, ONEOK Products Company sold a gas gathering system for $2.1 million. The gain on the sale, $2.1 million, is included in other revenues.

EXPLORATION AND PRODUCTION
                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Oil and gas production sales:
  From unaffiliated customers                      $6,645      $6,153
  Intersegment sales                                  376           1
    Total sales                                     7,021       6,154
Other revenues                                         28        -
  Total revenues                                    7,049       6,154
Operating expenses                                  6,334       5,966
  Operating income (loss)
    before income taxes                               715         188
Income taxes                                           97          60
Net interest expense                                  464         335
  Net income (loss)                                $  154      $ (207)

  Earnings (loss) per share                          $.01       $(.01)

                                                      3 Months Ended
                                                        November 30,
OPERATING STATISTICS                                 1993        1992
Oil production:
  Volumes (bbls.)                                 155,100      93,872
  Average price (per bbl.)                         $15.42      $20.68
Gas production:
  Volumes (MMcf)                                    2,300       2,069
  Average price (per Mcf)                           $2.01       $2.06

Revenue from oil production increased 23 percent for the quarter because of increased sales volumes. The increase in oil sales was primarily production from the North Frisco City Field acquired in April 1993.

Dry hole costs, which increased for the period, were primarily responsible for the increase in operating expenses.

GAS MARKETING
                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Gas sales:
  From unaffiliated customers                     $ 2,202       $   -
  Intersegment sales                               23,299           -
    Total sales                                    25,501           -
Equity in loss of partnership                         (20)        (77)
  Total revenues                                   25,481         (77)
Operating expenses                                 25,569          35
  Operating income (loss)
    before income taxes                               (88)       (112)
Income taxes                                          (42)        (42)
Net interest expense                                   20           -
  Net income (loss)                               $   (66)      $ (70)

  Earnings (loss) per share                          $  -        $  -

ONEOK Gas Marketing supplies natural gas to the gas marketing partnership and to other affiliates at cost.

ONEOK Gas Marketing Company began operations in October 1992.

CONTRACT DRILLING
                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Revenues                                           $2,052      $1,853
Operating expenses                                  2,506       2,274
  Operating income (loss)
    before income taxes                              (454)       (421)
Income taxes                                         (196)       (121)
Net interest expense                                   55          63
  Net income (loss)                                $ (313)     $ (363)

  Earnings (loss) per share                         $(.01)      $(.01)

OPERATING STATISTICS
Rig utilization rate                                  41%         40%

The contract drilling industry remains depressed, which is reflected in this segment's results for the quarter. Currently five of the Company's twelve rigs are operating.

BUILDINGS
                                                      3 Months Ended
(Stated in Thousands,                                   November 30,
Except Per Share Data)                               1993        1992
Revenues:
  From unaffiliated customers                      $  706      $  754
  Intersegment sales                                1,621       1,616
    Total revenues                                  2,327       2,370
Operating expenses                                  2,759       2,648
  Operating income (loss)
    before income taxes                              (432)       (278)
Income taxes                                         (198)       (628)
Net interest expense                                   80          71
  Net income (loss)                                $ (314)     $  279

  Earnings (loss) per share                         $(.01)       $.01

Buildings operations remained relatively static, with slight increases in operating expenses and income taxes causing a decrease in net income.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

CARMEN FIELD LIMITED PARTNERSHIP V. ONEOK INC., ET AL., No. C-89-77, District Court, Woods County. The Plaintiff has dismissed its claims for tortious interference with contractual relationship.

CHESAPEAKE OPERATING, INC. V. ONEOK RESOURCES COMPANY, No. C-93-187, District Court, Garvin County. An agreed Journal Entry of Judgment has been entered establishing the Company's interest in the Well.

APPLICATION OF CREEK SYSTEMS FOR DETERMINATION THAT RULE 1-305 OF OCC-OGR DOES NOT APPLY TO PURCHASES OF GAS BY ONEOK INC. FROM APPLICANT, Cause CD No. 154064, Oklahoma Corporation Commission. This matter has been settled. The Application has been dismissed on motion of the parties.

APPLICATION OF CREEK SYSTEMS FOR MODIFICATION OF ORDER NO. 339261 APPROVING OKLAHOMA NATURAL GAS COMPANY'S PAYMENT IN KIND PROGRAM, Cause PUD No. 889, Oklahoma Corporation Commission. This matter has been settled. The Application has been dismissed on motion of the parties.

APPLICATION OF CREEK SYSTEMS FOR LIMITED DEVIATION FROM PRIORITY SCHEDULE UNDER RULE 1-305 OF OCC-OGR, Cause CD No. 163035, Oklahoma Corporation Commission. This matter has been settled. The Application has been dismissed on motion of the parties.

OKLAHOMA CORPORATION COMMISSION V. ANTHONY, No. 80,661, Oklahoma Supreme Court. The matter has been concluded and an order of dismissal entered.

OKLAHOMA NATURAL GAS COMPANY V. CREEK SYSTEMS, No. CJ-90-01011, District Court, Tulsa County, and OKLAHOMA NATURAL GAS COMPANY V. CREEK SYSTEMS, ET AL, Case No. CJ-91-04455, District Court, Tulsa County. (Consolidated). This matter has been settled. An Order dismissing the action with prejudice has been filed.

SNYDER V. ONEOK INC., No. 88-C-1500-E, United States District Court for the Northern District of Oklahoma. The Settlement Agreement has been approved by the Court.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY TO AMORTIZE SETTLEMENT ACCOUNT, Cause PUD No. 910001151, Oklahoma Corporation Commission. Hearing was held on December 21 and 22, 1993, before the Commission EN BANC to consider the stipulation and settlement agreement. The Agreement has been approved.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR A REVIEW AND DETERMINATION CONCERNING ITS RATES AND EARNINGS IN COMPLIANCE WITH THE REQUIREMENTS OF 17 O.S. SUPP. 1990,
SECTION 263, AND FOR OTHER APPROPRIATE RELIEF, Cause PUD No. 910001190, Oklahoma Corporation Commission. Hearings on the pending Application for a rate increase commenced on October 25, 1993, and concluded on December 15, 1993, except for rate design for which additional hearings were held on January 11 and 12, 1994. Written comments by the Company, the Staff and Attorney General are due January 31, 1994.

Item 2. Changes in the Rights of the Company's Security Holders

(a) None

(b) None

Item 3. Defaults by the Company on its Senior Securities

(a) None

(b) None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of the 1994 fiscal year.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

One Current Report on Form 8-K was filed during the first quarter of the 1994 fiscal year. It was dated October 18, 1993, and reported that the Oklahoma Corporation Commission (OCC) Staff, the Oklahoma Attorney General, and the Company had jointly recommended to the OCC a stipulation and settlement agreement of take-or-pay and similar claims.

There were no financial statements filed with the Form 8-K.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ONEOK Inc.
                                     (Registrant)



Date:  January 10, 1994              By: (J. D. Neal)
                                          J. D. Neal
                                          Vice President,
                                          Chief Financial Officer,
                                          and Treasurer