Form 10-Q/A
period 1993-11-30
ONEOK INC
filed 1994-01-12
CIK 74154

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-Q/A
                                Amendment 1

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

This amendment is to correct an error on page 7 of the 10-Q for the quarter ended November 30, 1993. The amended page is included as page 3 in this filing. The correction is on the third line of Note 5. "Other Assets." In the original filing, the investment amount to Ozark Gas Transmission
System was incorrect.

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

Note 5. Other Assets: Included in other assets are the Company's 25 percent investments in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River) of $11.2 million and $14.1 million, respectively. Ozark continues to negotiate an exit fee with one of its two firm shippers, Columbia Gas Transmission Corporation (Columbia), which previously commenced a voluntary case under the Federal Bankruptcy laws. The Company is attempting to improve the performance of Red River, which continues to be unprofitable and required cash calls from the partners in the past. If an acceptable exit fee cannot be negotiated with Columbia by Ozark or Red River's operations do not become profitable, the Company may not be able to recover its investments.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ONEOK Inc.
                                     (Registrant)



Date:  January 12, 1994              By: (J. D. Neal)
                                          J. D. Neal
                                          Vice President,
                                          Chief Financial Officer,
                                          and Treasurer