Form 10-Q
period 1994-03-28
ONEOK INC
filed 1994-03-28
CIK 74154

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


     For the quarter ended                    Commission File No.
       February 28, 1994                            1-2572



                                 ONEOK Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                               73-0383100
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)


                   100 West Fifth Street, Tulsa, OK  74103
        (Address, including zip code, of principal executive offices)


     Registrant's telephone number, including area code:  (918) 588-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                     Outstanding at February 28, 1994
Common stock, without par value                   26,690,004

                                 ONEOK Inc.
                              TABLE OF CONTENTS
             FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 28, 1994


PART I.   FINANCIAL INFORMATION                                  Page No.


Item 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
            Three Months and Six Months Ended
            February 28, 1994, and 1993                              3

          Consolidated Condensed Balance Sheets -
            February 28, 1994, and August 31, 1993                   4

          Consolidated Condensed Statements of
            Cash Flows - Six Months Ended
            February 28, 1994 and 1993                               5

          Notes to Consolidated Condensed Financial
            Statements                                               6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         7-13


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                      14-15

Item 2.   Changes in the Rights of the Company's
            Security Holders                                        15

Item 3.   Defaults by the Company on its Senior Securities          15

Item 4.   Submission of Matters to a Vote of Security
            Holders                                              15-16

Item 5.   Other Information                                         16

Item 6.   Exhibits and Reports on Form 8-K                          16

                                  ONEOK Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                (STATED IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                 3 Months Ended           6 Months Ended
                                   February 28,             February 28,
                               1994          1993       1994          1993
OPERATING REVENUES

Utility revenues            $249,155      $266,916   $383,497      $385,416
Oil and gas production         6,254         5,783     12,899        11,936
Natural gas liquids and
  residue gas sales           13,698        19,575     31,522        36,892
Other gas sales               21,466        15,778     33,260        29,272
Other operating revenues       4,871         5,832     11,457         9,818
  Total operating revenues   295,444       313,884    472,635       473,334

OPERATING EXPENSES

Utility gas purchased exp.   159,865       175,452    235,796       241,461
Other gas purchased exp.      20,027        15,063     31,320        28,227
Operations and maintenance    45,763        48,980     96,776        95,167
Depreciation, depletion,
  and amortization            12,993        11,491     26,052        23,994
Income taxes                  16,518        17,363     21,312        19,709
Other taxes                    4,896         4,874      9,405         9,169
  Total operating expense    260,062       273,223    420,661       417,727

  Operating income            35,382        40,661     51,974        55,607
Net interest                   8,995         9,431     17,775        18,380

  Net income                  26,387        31,230     34,199        37,227
Preferred stock dividend         107           107        214           214

  Balance for common stock  $ 26,280      $ 31,123   $ 33,985      $ 37,013

Earnings per common share       $.98         $1.17      $1.27         $1.39

Dividends per common share      $.28          $.27       $.55          $.52
Average common shares
  outstanding                 26,681        26,630     26,657        26,629

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (STATED IN THOUSANDS)
                                 (UNAUDITED)


                                                 Feb. 28,    Aug. 31,
                                                   1994        1993
ASSETS

Property, plant, and equipment, at cost        $1,226,031  $1,196,433
  Less accumulated depreciation, depletion,
    and amortization                              492,544     474,685
    Net property, plant, and equipment            733,487     721,748
Current assets:
  Cash and cash equivalents                        13,392       9,667
  Accounts receivable                             138,112      51,545
  Inventories                                      37,508      92,907
  Other current assets                             23,774      13,966
    Total current assets                          212,786     168,085
Deferred debits and other assets:
  Take-or-pay                                     109,334     109,682
  Other assets                                    108,466     104,953
    Total deferred debits and other assets        217,800     214,635
                                               $1,164,073  $1,104,468

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock                                 $  195,568  $  194,365
  Retained earnings                               188,105     168,784
    Total common shareholders' equity             383,673     363,149
Preferred stock                                     9,000       9,000
Long-term debt, excluding current maturities      375,897     375,897
                                                  768,570     748,046
Current liabilities:
  Current maturities of long-term debt             16,050      16,050
  Accounts and notes payable                       95,308      60,782
  Accrued liabilities                              39,809      42,760
  Customers' deposits                               7,023       6,091
    Total current liabilities                     158,190     125,683

Deferred credits                                  237,313     230,739
                                               $1,164,073  $1,104,468

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (STATED IN THOUSANDS)
                                 (UNAUDITED)

                                                      6 Months Ended
                                                        February 28,
                                                     1994        1993
OPERATING ACTIVITIES

Net income                                       $ 34,199    $ 37,227
Depreciation, depletion, and amortization          26,052      23,994
Deferred income taxes                               1,282      (9,004)
Nonproductive well drilling                           866         161
Net losses of equity investees                        540         707
Gain on sale of property                           (2,053)       -
Changes in assets and liabilities                  (2,042)     30,311
  Net cash provided by operating activities        58,844      83,396

INVESTING ACTIVITIES
Increase in investments, net                       (1,637)     (3,182)
Capital expenditures                              (38,276)    (29,106)
Salvage, net of removal costs                       1,672        (153)
  Cash used in investing activities               (38,241)    (32,441)

FINANCING ACTIVITIES
Repayment of long-term debt                          -         (7,137)
Decrease in notes payable, net                     (2,000)     (5,000)
Dividends paid                                    (14,878)    (14,061)
  Cash used in financing activities               (16,878)    (26,198)

Change in cash and cash equivalents              $  3,725    $ 24,757

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Income taxes                                    $ 9,122     $10,808
  Interest                                        $17,470     $19,375
Noncash transactions:
  Gas received as payment-in-kind                 $32,533     $38,243
  Stock Performance Plan                          $ 1,203     $  -
  Decrease in take-or-pay deferrals
    reflected by decrease in take-or-pay
    liabilities                                   $  -        $20,000

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and six-month periods ended February 28, 1994, are not necessarily indicative of the results that may be expected for the year ended August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

Note 2.  Recovery of Settlement Costs for Take-or-Pay and Similar Claims:
On February 1, 1994, the Company began recovering the unamortized portion of take-or-pay and other settlement costs based upon a stipulation and settlement agreement approved by the Oklahoma Corporation Commission on January 6, 1994. The agreement provides for recovery and return by an annual $6.7 million revenue amount over a period not to exceed 20 years. Revenue to recover the amortized costs will come from a volumetric gas surcharge not exceeding $6.0 million annually, and revenue from transportation under Section 311(a) of the NGPA and other nonjurisdictional intrastate transportation revenue. If such transportation revenue falls below $3.0 million in a year, the Company will be required to absorb 25 percent of the shortfall, up to a maximum of $750,000. The consolidated condensed balance sheets reflected outstanding balances for these costs of $109.3 million at February 28, 1994, and $109.7 million at August 31, 1993.

Note 3. Rate Proceedings: Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on January 12, 1994. Deliberations are scheduled to begin on April 1 and continue through the month of April. Both 3-month and 6-month periods included utility revenue resulting from an interim annualized rate increase of $18.2 million, which is subject to refund until the OCC rules on the pending rate case.

Note 4. Other Assets: Included in other assets are the Company's 25 percent investments in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River) of $11.3 million and $13.6 million, respectively. Ozark continues to negotiate an exit fee with one of its two firm shippers, Columbia Gas Transmission Corporation (Columbia), which previously commenced a voluntary case under the Federal Bankruptcy laws. The Company is attempting to improve the performance of Red River, which continues to be unprofitable and continues to require cash calls from the partners. If an acceptable exit fee cannot be negotiated with Columbia by Ozark or Red River's operations do not become profitable, the Company may not be able to recover all of its investments.

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

The following is a discussion of selected changes in financial condition from the end of the 1993 fiscal year to the end of the second quarter of the 1994 fiscal year and results of operations with respect to the three months and six months ended February 28, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1994 fiscal year are as follows:

  Source of Funds (Millions of $)
    Proceeds from:
      Issuance of short-term debt                     $ 25.0
      Issuance of long-term debt                          -
    Sale of property                                     1.3
    Cash provided by operating activities               93.3
      Total                                           $119.6

The Company had $20 million in short-term debt outstanding on February 28, 1994, and none outstanding on March 24, 1994. The Company has $77 million in notes outstanding under its $150 million medium-term note facility. On February 28, 1994, the Company could have issued approximately $244 million of additional long-term debt under the most restrictive of the provisions contained in its various lending agreements.

The Company invests available funds on a short-term basis. There were no short-term investments on February 28, 1994, and $10.8 million on March 24, 1994.

FUNDS GENERATED FROM OPERATIONS

RATE PROCEEDINGS

Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on January 12, 1994. Deliberations are scheduled to begin on April 1 and continue through the month of April.

INDUSTRIAL LOAD

One of the Company's fertilizer plant customers has filed a legal proceeding alleging that its 15-year gas service agreement and pipeline capacity lease agreement with the Company is discriminatory and violates state antitrust laws. This customer accounted for approximately six percent of the Consolidated gross revenues for the 1993 fiscal year. See "Item 1. Legal Proceedings" on page 15 for more information.

CAPITAL EXPENDITURES

Capital expenditures budgeted for the 1994 fiscal year, compared with actual expenditures for the 1993 and 1992 fiscal years, are as follows:

                                        Est.          Actuals
Capital Expenditures (Millions of $)    1994       1993     1992
Natural gas distribution               $41.8      $45.8    $42.4
Natural gas transmission                14.7       13.0     14.9
Exploration and production              10.0       24.9 (1) 10.6
Other operations                         3.6        2.5      1.8
                                       $70.1      $86.2    $69.7

(1) Includes the April 1993 acquisition of the North Frisco City Field in Monroe County, Alabama, at a cost of approximately $16.7 million.

RESULTS OF OPERATIONS

A summary of consolidated earnings is as follows:

                                 3 Months Ended           6 Months Ended
(Stated in Thousands,              February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993

Net income                   $26,387       $31,230    $34,199       $37,227

Earnings per common share       $.98         $1.17      $1.27         $1.39

The consolidated effective income tax rate was 38.5 percent for the second quarter of 1994, and 38.4 percent for the fiscal year to date, compared with
35.7 percent and 34.6 percent, respectively, for the same periods last year. The 1994 effective tax rate was higher due to the recently enacted 1 percent federal tax rate increase and adjustments made in the first quarter of 1993 to revise prior tax estimates.

Consolidated net interest expense decreased due to lower interest rates on long-term debt.

Following is a summary of financial results and operating information for the various operating segments of the Company:

UTILITY OPERATIONS
                                 3 Months Ended           6 Months Ended
                                   February 28,             February 28,
                               1994          1993       1994          1993
FINANCIAL RESULTS
(Thousands of dollars, except per share amounts)
Utility revenues:
  From unaffiliated cust.   $249,155      $266,916   $383,497      $385,416
  Intersegment sales             984           982      1,064         1,097
    Total                    250,139       267,898    384,561       386,513
Other nonutility revenues      1,489         2,232      3,121         3,613
    Total revenues           251,628       270,130    387,682       390,126
Gas purchased expense        159,865       175,452    235,796       241,461
Operating expenses            41,187        41,513     83,295        80,216
  Operating income
    before income taxes       50,576        53,165     68,591        68,449
Income taxes                  16,392        15,847     20,233        18,290
Net interest                   8,000         8,589     15,869        16,754
  Net income                $ 26,184      $ 28,729   $ 32,489      $ 33,405

  Earnings per share            $.98         $1.08      $1.21         $1.25

OPERATING STATISTICS
Revenues (thousands of dollars):
  Utility gas sales:
    Residential and
      commercial            $190,229      $201,183   $276,173      $273,473
    Industrial                33,574        38,364     59,075        63,516
    Wholesale                  2,572         3,634      3,622         5,156
      Total utility sales    226,375       243,181    338,870       342,145
  PCL\SISP margins             5,577         7,944     10,506        12,460
  Pipeline cap. leases        13,461        12,592     26,640        24,340
  Transportation               2,185         2,237      4,020         3,708
  Other utility revenues       2,541         1,944      4,525         3,860
      Total utility rev.     250,139       267,898    384,561       386,513
Less utility gas purchases   159,865       175,452    235,796       241,461
      Net utility revenues  $ 90,274      $ 92,446   $148,765      $145,052

Volumes (MMcf):
  Utility gas sales:
    Residential and
      commercial              43,339        44,782     61,712        60,107
    Industrial                14,040        18,287     25,843        30,096
    Wholesale                    926         1,278      1,353         1,857
      Total utility sales     58,305        64,347     88,908        92,060
  Pipeline cap. leases        31,043        25,394     61,069        52,364
  Transportation              13,035        14,211     27,200        25,445
      Total volumes          102,383       103,952    177,177       169,869

UTILITY OPERATIONS
                                 3 Months Ended           6 Months Ended
                                   February 28,             February 28,
                               1994          1993       1994          1993
Average cost of gas
  purchased (per Mcf):
  General system               $2.92         $2.90      $2.92         $2.90
  SISP                         $2.05         $1.97      $2.01         $1.86
Degree days:
  Actual                       2,314         2,406      3,212         3,113
  Normal                       2,335         2,287      2,966         2,906

Number of customers
  at end of period                                    729,642       720,585

In spite of more than 9,000 additional customers, revenue for residential and commercial gas sales decreased during the current fiscal quarter because of weather which was warmer than last year's second quarter. For the fiscal year to date, weather was 4 percent colder than the previous year, and revenues increased slightly for those customers.

Volumes sold to industrial customers or delivered under pipeline capacity leases (PCLs) are as follows:

                                 3 Months Ended           6 Months Ended
                                   February 28,             February 28,
INDUSTRIAL DELIVERIES          1994          1993       1994          1993
Volumes (MMcf):
  Sales                       14,040        18,287     25,843        30,096
  PCLs                        34,160        24,262     62,047        49,405
    Total                     48,200        42,549     87,890        79,501

Amount (000's of $):
  Sales                      $33,574       $38,364    $59,075       $63,516
  PCL's                       14,742        11,859     26,884        22,850
    Total                    $48,316       $50,223    $85,959       $86,366

Revenues from industrial customers decreased for both periods because of decreased PCL margins. Margins began declining in October 1992 and continue to decrease. Under the Company's payment-in-kind (PIK) program, a portion of gas transported for pipeline capacity lease customers is retained in lieu of cash payment for transportation charges. Certain contracts using the PIK program include price equivalent caps, which reduce the volumes of gas retained by the Company as the price of PIK gas purchased escalates. PIK gas is priced to utility customers at the weighted average cost of gas purchased from all sources. Revenues received under the PIK program decline as spot market prices increase, reducing both the spread and the volumes of gas retained.

Utility gas purchased expense decreased due to lower sales volumes because of increased customers' utilization of the PCL program.

Operating expenses increased during the current fiscal year to date primarily because of increased labor costs and regulatory expenses, but decreased slightly during the quarter because of lower legal costs and the prior year's accruals for an employee incentive plan. Depreciation expense increased due to additional utility property in service.

GAS PROCESSING
                                 3 Months Ended           6 Months Ended
(Stated in Thousands               February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993
Natural gas liquids and gas sales:
  To unaffiliated cust.      $25,209       $35,353    $52,637       $66,164
  Intersegment sales             647        13,618        647        18,972
    Total sales               25,856        48,971     53,284        85,136
Other revenues                    52          -         2,167          -
  Total revenues              25,908        48,971     55,451        85,136
Operating expenses            24,666        45,405     50,652        79,013
  Operating income before
    income taxes               1,242         3,566      4,799         6,123
Income taxes                     403         1,250      1,694         1,885
Net interest                     200           253        420           493
  Net income                 $   639       $ 2,063    $ 2,685       $ 3,745

  Earnings per share            $.03          $.08       $.10          $.14


OPERATING STATISTICS
Natural gas liquids sales:
  Volumes (Mgals.)            41,294        54,008     95,022        96,402
  Average price (per gal.)      $.25          $.31       $.26          $.31
  Margin (per gal.)             $ -           $.06       $.02          $.06

Residue gas sales:
  Volumes (MMcf)               1,843         1,797      3,624         3,679
  Average price (per Mcf)      $2.13         $2.23      $2.08         $2.12

Other gas sales:
  Volumes (MMcf)               4,537        13,173      8,919        22,606
  Average price (per Mcf)      $2.54         $2.14      $2.37         $2.07
  Margin (per Mcf)              $.32          $.05       $.22          $.05

Volumes of natural gas liquids sold were down due to reduced recovery of ethane because of decreased margins. Product prices were down, resulting in revenues of $10.4 million for the three-month period, down 38 percent, and $24.6 million for the fiscal year to date, down 19 percent. Increased operating expense, primarily shrinkage and fuel costs, also reduced margins on natural gas liquids sales. Other gas sales margins increased because of lower-cost supplies of gas obtained at an earlier date and held for sale.

Included in the current fiscal year to date is a gain of $2.1 million on the sale of a gas gathering system, which was included in other revenues during the first quarter.

EXPLORATION AND PRODUCTION
                                 3 Months Ended           6 Months Ended
(Stated in Thousands,              February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993
Oil and gas production sales:
  To unaffiliated cust.       $6,254        $5,783    $12,899       $11,936
  Intersegment sales             362           368        738           369
    Total sales                6,616         6,151     13,637        12,305
Other revenues                   168          -           196          -
  Total revenues               6,784         6,151     13,833        12,305
Operating expenses             6,311         4,686     12,645        10,652
  Operating income (loss)
    before income taxes          473         1,465      1,188         1,653
Income taxes                      15           430        112           490
Net interest                     435           327        899           662
  Net income (loss)           $   23        $  708    $   177       $   501

  Earnings (loss) per share    $(.01)         $.02       $ -           $.02

OPERATING STATISTICS
Oil production:
  Volumes (bbls.)            149,033        97,388    304,133       191,260
  Average price (per bbl.)    $13.09        $18.77     $14.28        $19.71
Gas production:
  Volumes (MMcf)               2,249         2,094      4,549         4,162
  Average price (per Mcf)      $2.07         $2.08      $2.04         $2.07

Revenue from oil production increased 7 percent for the quarter and 15 percent for the fiscal year to date because of increased sales volumes, primarily production from the North Frisco City Field acquired in April 1993.

Dry hole costs, which increased for both periods, and increased depreciation and depletion expenses were primarily responsible for increased operating expenses.


GAS MARKETING
                                 3 Months Ended           6 Months Ended
(Stated in Thousands,              February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993
Gas sales:
  To the partnership         $ 9,943          $ -     $12,145          $ -
  Intersegment sales          15,711            -      39,010            -
    Total sales               25,654            -      51,155            -
Other revenues                   113            -         113            -
Equity in net income
  of partnership                 165           544        145           467
    Total revenues            25,932           544     51,413           467
Operating expenses            25,834            73     51,403           108
  Operating income
    before income taxes           98           471         10           359
Income taxes                      16           177        (26)          135
Net interest                      56             2         76             2
  Net income (loss)          $    26          $292    $   (40)         $222

  Earnings per share            $ -           $.01       $ -           $.01

ONEOK Gas Marketing supplies natural gas at cost to the gas marketing partnership and to other affiliates.

ONEOK Gas Marketing Company began partnership operations in October 1992 and began marketing gas in March 1993.


CONTRACT DRILLING
                                 3 Months Ended           6 Months Ended
(Stated in Thousands,              February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993
Revenues                      $2,042        $2,176     $4,094        $4,029
Operating expenses             2,374         2,632      4,880         4,906
  Operating loss
    before income taxes         (332)         (456)      (786)         (877)
Income taxes                    (151)         (197)      (347)         (318)
Net interest                      57            65        112           128
Net loss                      $ (238)       $ (324)    $ (551)       $ (687)

  Loss per share               $(.01)        $(.01)     $(.02)        $(.03)

OPERATING STATISTICS
Rig utilization rate             39%           47%        41%           43%

The contract drilling industry remains depressed, which is reflected in this segment's results for the quarter and fiscal year to date. Currently six of the Company's twelve rigs are operating.

BUILDINGS
                                 3 Months Ended           6 Months Ended
(Stated in Thousands,              February 28,             February 28,
Except Per Share Data)         1994          1993       1994          1993
Revenues:
  From unaffiliated cust.     $  671        $  769     $1,377        $1,523
  Intersegment sales           1,622         1,616      3,243         3,232
    Total revenues             2,293         2,385      4,620         4,755
Operating expenses             2,618         2,682      5,377         5,330
  Operating income (loss)
    before income taxes         (325)         (297)      (757)         (575)
Income taxes                    (155)         (145)      (353)         (773)
Net interest                      77            86        157           157
  Net income (loss)           $ (247)       $ (238)    $ (561)       $   41

  Earnings (loss) per share    $(.01)        $(.01)     $(.02)         $ -

Buildings operations remained flat, with a slight decrease in net income for the current year's second quarter. Lower income tax benefits accounted for most of the reduction in net income for the fiscal year to date.

                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings

AGRICULTURAL MINERALS, LIMITED PARTNERSHIP V. ONEOK INC., ET AL.,
No. CJ-94-93, District Court, Rogers County. Plaintiff alleges that it is the successor to a 15-year gas service agreement and pipeline capacity lease agreement necessary to transport gas to its fertilizer plant, that such agreements are an exclusive dealing arrangement in furtherance and preservation of the Company's monopoly power preventing its customers from securing alternate sources of transportation service and causing artificially higher rates for transportation service because of the lack of any free and open competition; that in the exercise of its monopoly power the Company has devised and implemented an unregulated scheme to unlawfully discriminate against the Plaintiff, and that as a result the Company charges competitors substantially less than it charges the Plaintiff for comparable transportation services. The Plaintiff alleges that such conduct is in violation of the Oklahoma antitrust laws and asks for actual damages in excess of $10,000, trebling of the actual damages, costs, and reasonable attorney fees. A response was filed March 24.

CARMEN FIELD LIMITED PARTNERSHIP V. ONEOK INC., ET AL., No. C-89-77, District Court, Woods County. The case was initially filed July 7, 1989, but has been amended twice, most recently on September 7, 1993, after Magic Circle Energy Company, predecessor to Carmen Field Limited Partnership, regained control of the lawsuit as a result of agreements reached with its creditors in its bankruptcy proceedings. Magic Circle has alleged claims against ONG for (1) failure to take a specified volume of gas under two gas purchase contracts, (2) failure to pay the correct price for gas taken under the contracts, (3) anticipatory repudiation of the contracts, and (4) tortious interference with contractual relations. After a hearing on ONG's Motion to Dismiss plaintiff's claim for tortious interference, plaintiff dismissed that claim without prejudice. Plaintiff previously asked for $20,100,129.14 in actual damages. Counsel for plaintiff is re-examining the price claim, and it is anticipated that plaintiff will now contend that higher prices apply to the contracts. As a result, plaintiff's claim is expected to be substantially more than the amount originally claimed. With respect to plaintiff's "take-or-pay" claim, the Company's position is that because these are "take" contracts, rather than take-or-pay, no deficiency payments are owed, because the Company was prohibited from taking any more gas than it did by the Priority Rule enacted by the Oklahoma Corporation Commission and there is no alternate performance obligation to pay for gas not taken under the contracts. Most of the gas not taken was in fact sold to alternate purchasers, albeit at a lower price than plaintiff claims is provided for in the contracts. The Court's current scheduling order provides for discovery cutoff on June 7, 1994, and trial is set to begin on June 27, 1994.

HILL RESOURCES, ET AL. V. ONEOK INC., ET AL., No. C-89-143, District Court, Alfalfa County. A settlement conference was held on February 16, 1994, and negotiations on a settlement are continuing. Further pretrial scheduling is awaiting the outcome of settlement negotiations.

PAYNE, ET AL. V. MUSTANG FUEL CORPORATION AND ONEOK RESOURCES COMPANY,
No. CJ-94-53, District Court, Grady County. Plaintiff trustees allege that they are a working interest owner in a well, and they are entitled to be compensated for 30,379 Mcf of gas overproduction of the well for the account of ONEOK Resources, and another working interest owner, and asks for damages in excess of $10,000, interest, and attorney fees. ONEOK Resources Company was a working interest owner when the well was overproduced in 1986 and 1987, which interest was subsequently sold to Mustang Fuel Corporation. A motion to dismiss was filed on or before March 22, 1994.

POWERSMITH COGENERATION PROJECT, LTD. MATTERS. Oral Arguments were held on February 4, 1994, and the court has taken the matter under advisement.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR A REVIEW AND DETERMINATION CONCERNING ITS RATES AND EARNINGS IN COMPLIANCE WITH THE REQUIREMENTS OF 17 O.S. SUPP. 1990,
SECTION 263, AND FOR OTHER APPROPRIATE RELIEF, Cause PUD No. 910001190, Oklahoma Corporation Commission. Hearings on rate design were held on January 11 and 12, 1994. Deliberations by the Corporation Commission are scheduled for March 31 and April 5, 1994.

Item 2. Changes in the Rights of the Company's Security Holders

(a) None

(b) None

Item 3. Defaults by the Company on its Senior Securities

(a) None

(b) None

Item 4. Submission of Matters to a Vote of Security Holders

(a) Results of Votes of Security Holders

The Annual Meeting of Shareholders of ONEOK Inc. was held on January 20, 1994, in Tulsa, Oklahoma. At this meeting, shareholders voted to elect directors and approve the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

The results of the voting are as follows:

(1)  Election of Class A Directors

                         Common Stock Votes          Preferred Stock Votes
                          For       Withheld            For      Withheld
W. M. Bell            23,033,344     324,271          309,971      4,399
W. L. Ford            23,065,549     292,066          310,410      3,960
B. H. Mackie          23,032,290     325,325          310,410      3,960
G. D. Parker          23,059,665     297,950          310,410      3,960

Class B Directors continuing after the meeting are as follows:

S. J. Jatras
Douglas Ann Newsom, Ph.D.
J. E. Tyree

Class C Directors continuing after the meeting are as follows:

D. R. Cummings
J. M. Graves
J. D. Scott
G. R. Williams
S. L. Young

(2) Appointment of KPMG Peat Marwick as independent auditors for the Company.

                       For           Against      Abstain
Preferred             261,092         48,260        5,018
Common             23,068,728        130,395      158,492

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

One Current Report on Form 8-K was filed during the second quarter of the 1994 fiscal year. It was dated February 17, 1994, and reported the retirement of J. D. Scott as Chairman of the Board, President, and Chief Executive Officer of ONEOK and the election of Larry W. Brummett to the same positions.

There were no financial statements filed with the Form 8-K.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of March, 1994.


                                     ONEOK Inc.
                                     (Registrant)



                                     By: (J. D. NEAL)
                                          J. D. Neal
                                          Vice President,
                                          Chief Financial Officer,
                                          and Treasurer