Form 10-Q
period 1994-07-06
ONEOK INC
filed 1994-07-07
CIK 74154

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549


                                  FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


     For the quarter ended                    Commission File No.
         May 31, 1994                               1-2572



                                 ONEOK Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                               73-0383100
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)


                   100 West Fifth Street, Tulsa, OK  74103
        (Address, including zip code, of principal executive offices)


     Registrant's telephone number, including area code:  (918) 588-7000


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


             Class                        Outstanding at May 31, 1994
Common stock, without par value                   26,690,004

                                 ONEOK Inc.
                              TABLE OF CONTENTS
              FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1994


PART I.   FINANCIAL INFORMATION                                  Page No.


Item 1.   Financial Statements

          Consolidated Condensed Statements of Earnings -
            Three Months and Nine Months Ended
            May 31, 1994 and 1993                                    3

          Consolidated Condensed Balance Sheets -
            May 31, 1994, and August 31, 1993                        4

          Consolidated Condensed Statements of
            Cash Flows - Nine Months Ended
            May 31, 1994 and 1993                                    5

          Notes to Consolidated Condensed Financial
            Statements                                             6-7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-15


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                      15-16

Item 2.   Changes in the Rights of the Company's
            Security Holders                                        16

Item 3.   Defaults by the Company on its Senior Securities          16

Item 4.   Results of Votes of Security Holders                   16-17

Item 5.   Other Information                                         17

Item 6.   Exhibits and Reports on Form 8-K                          17

                                  ONEOK Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                (STATED IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                 3 Months Ended           9 Months Ended
                                     May 31,                  May 31,
                               1994          1993       1994          1993
OPERATING REVENUES

Utility revenues            $142,803      $145,706   $526,300     $531,122
Oil and gas production         5,101         5,588     18,000       17,524
Natural gas liquids and
  residue gas sales           15,329        18,326     46,851       55,218
Other gas sales               24,657        14,177     57,917       43,449
Other operating revenues       2,590         3,741     14,047       13,559
  Total operating revenues   190,480       187,538    663,115      660,872

OPERATING EXPENSES

Utility gas purchased exp.    84,411        90,113    320,207      331,574
Other gas purchased exp.      24,059        13,763     55,379       41,990
Operations and maintenance    48,095        52,186    144,871      147,353
Depreciation, depletion,
  and amortization            12,494        11,927     38,546       35,921
Income taxes                   2,456         1,415     23,768       21,124
Other taxes                    4,815         4,936     14,220       14,105
  Total operating expense    176,330       174,340    596,991      592,067

  Operating income            14,150        13,198     66,124       68,805
Net interest                   8,458        10,448     26,233       28,828

  Net income                   5,692         2,750     39,891       39,977
Preferred stock dividend         107           107        321          321

  Balance for common stock  $  5,585      $  2,643   $ 39,570     $ 39,656

Earnings per common share       $.21          $.10      $1.48        $1.49

Dividends per common share      $.28          $.27       $.83         $.79
Average common shares
  outstanding                 26,690        26,634     26,668       26,631

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (STATED IN THOUSANDS)
                                 (UNAUDITED)


                                                  May 31,    Aug. 31,
                                                   1994        1993
ASSETS

Property, plant, and equipment, at cost        $1,207,314  $1,196,433
  Less accumulated depreciation, depletion,
    and amortization                              475,005     474,685
    Net property, plant, and equipment            732,309     721,748
Current assets:
  Cash and cash equivalents                           -         9,667
  Accounts receivable                              71,723      51,545
  Inventories                                      53,988      92,907
  Other current assets                             10,626      13,966
    Total current assets                          136,337     168,085
Deferred debits and other assets:
  Take-or-pay                                     108,262     109,682
  Other assets                                    118,579     104,953
    Total deferred debits and other assets        226,841     214,635
                                               $1,095,487  $1,104,468

CAPITALIZATION AND LIABILITIES

Common shareholders' equity:
  Common stock                                 $  195,568  $  194,365
  Retained earnings                               186,217     168,784
    Total common shareholders' equity             381,785     363,149
Preferred stock                                     9,000       9,000
Long-term debt, excluding current maturities      362,897     375,897
                                                  753,682     748,046
Current liabilities:
  Current maturities of long-term debt             14,050      16,050
  Accounts and notes payable                       51,562      60,782
  Accrued liabilities                              30,099      42,760
  Customers' deposits                               6,663       6,091
    Total current liabilities                     102,374     125,683

Deferred credits                                  239,431     230,739
                                               $1,095,487  $1,104,468

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (STATED IN THOUSANDS)
                                 (UNAUDITED)

                                                      9 Months Ended
                                                          May 31,
                                                     1994        1993
OPERATING ACTIVITIES

Net income                                       $ 39,891    $ 39,977
Depreciation, depletion, and amortization          38,546      35,921
Deferred income taxes                               1,284      (7,215)
Nonproductive well drilling                           800         520
Net losses of equity investees                        186       1,098
Net gain on sale of property                       (1,693)       -
Changes in assets and liabilities                   1,837      42,286
  Net cash provided by operating activities        80,851     112,587

INVESTING ACTIVITIES
Increase in investments, net                       (2,846)     (3,243)
Capital expenditures                              (55,969)    (59,656)
Proceeds from sale of property                      7,861        -
Salvage, net of removal costs                        (106)     (1,358)
  Cash used in investing activities               (51,060)    (64,257)

FINANCING ACTIVITIES
Repayment of long-term debt                       (15,000)    (82,925)
Issuance of long-term debt                           -         77,000
Dividends paid                                    (22,458)    (21,359)
Debt issuance cost                                   -           (229)
Decrease in notes payable (net)                    (2,000)     (5,000)
  Cash used in financing activities               (39,458)    (32,513)

Change in cash and cash equivalents              $ (9,667)   $ 15,817

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Income taxes                                    $13,333     $16,980
  Interest                                        $30,990     $33,546
Noncash transactions:
  Gas received as payment-in-kind                 $53,269     $57,425
  Stock Performance Plan                          $ 1,203     $  -
  Decrease in take-or-pay deferrals
    reflected by decrease in take-or-pay
    liabilities                                   $  -        $20,000

See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The interim consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three- and nine-month periods ended May 31, 1994, are not necessarily indicative of the results that may be expected for the year ended August 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1993.

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

A one percent increase in the medical trend rate on the service and interest cost components of the net periodic postretirement benefit cost results in increases of 19.8 and 9.8 percent, respectively.

Note 3. Rate Proceedings: Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on January 12, 1994. Deliberations began April 1, 1994, and concluded June 29, 1994. Decisions reached by the three commissioners indicate a rate increase of approximately $5.5 million in addition to the interim annual rate increase of $18.2 million authorized in March 1992. This amount is subject to review and approval in a final order, which is expected in August 1994. Upon issuance of a final rate order, the Company will begin amortizing certain previously deferred expenses which will more than offset the $5.5 million additional rate increase. The interim rate increase is included in both the 3-month and 9-month utility revenues.

Note 4. Other Assets: Included in other assets are the Company's 25 percent investments in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River) of $11.5 million and $14.3 million, respectively. Ozark has negotiated a tentative contract exit fee from Columbia Gas Transmission Corporation and is pursuing its options, including sale of the pipeline. Columbia Gas Transmission Corporation, one of Ozark's two firm shippers, previously commenced a voluntary case under the Federal Bankruptcy laws. The Company is attempting to improve the performance of Red River, which continues to be unprofitable and continues to require cash calls from the partners. If the results of these pursuits are not successful, the Company may not be able to recover all of its investments.

Note 5. Sale of Subsidiary: Effective May 1, 1994, the Company sold ONEOK Drilling Company, its contract drilling subsidiary, for approximately $5.8 million. A pretax loss of $357,000 and a net tax benefit of $335,000, including revisions of prior year's estimates to actual, were recorded in May 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ONEOK Inc. and its subsidiaries, hereinafter referred to as the Company, engage in several aspects of the energy business. The Company purchases, gathers, compresses, transports, and stores natural gas for distribution to consumers. It transports gas for others, leases pipeline capacity to others for their use in transporting gas, and is a partner in a gas marketing business and two natural gas transmission systems that transport gas for others. The Company explores for and produces oil and gas and extracts and sells natural gas liquids. In addition, it leases and operates a headquarters office building (leasing excess space to others) and owns and operates a related parking facility. The assets of the subsidiary engaged in the contract drilling of oil and gas wells were sold on May 1, 1994 for approximately $5.8 million.

The following is a discussion of selected changes in financial condition from the end of the 1993 fiscal year to the end of the third quarter of the 1994 fiscal year and results of operations with respect to the three months and nine months ended May 31, 1994 and 1993.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1994 fiscal year are as follows:

 Source of Funds (Millions of $)
    Proceeds from:
      Issuance of short-term debt                     $ 16.0
      Issuance of long-term debt                          -
    Sale of property                                     6.2
    Cash provided by operating activities              100.8
      Total                                           $123.0

The Company had $20 million in short-term debt outstanding on May 31, 1994, and $10 million outstanding on June 23, 1994. The Company has $77 million in notes outstanding under its $150 million medium-term note facility. On May 31, 1994, the Company could have issued approximately $263 million of additional long-term debt under the most restrictive of the provisions contained in its various lending agreements.

The Company invests available funds on a short-term basis. There were no short-term investments on May 31, 1994, and $10 million on June 23, 1994.

Included in other assets are the Company's 25 percent investments in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River) of $11.5 million and $14.3 million, respectively. Ozark has negotiated a tentative contract exit fee from Columbia Gas Transmission Corporation and is pursuing its options, including sale of the pipeline. Columbia Gas Transmission Corporation, one of Ozark's two firm shippers, previously commenced a voluntary case under the Federal Bankruptcy laws. The Company is attempting to improve the performance of Red River, which continues to be unprofitable and continues to require cash calls from the partners. If the results of these pursuits are not successful, the Company may not be able to recover all of its investments.

FUNDS GENERATED FROM OPERATIONS

RATE PROCEEDINGS

Hearings on the Company's pending application for a rate increase commenced on October 25, 1993, and concluded on January 12, 1994. Deliberations began April 1, 1994, and concluded June 29, 1994. Decisions reached by the three commissioners indicate a rate increase of approximately $5.5 million in addition to the interim annual rate increase of $18.2 million authorized in March 1992. This amount is subject to review and approval in a final order, which is expected in August 1994. Upon issuance of a final rate order, the Company will begin amortizing certain previously deferred expenses which will more than offset the $5.5 million additional rate increase. The interim rate increase is included in both the 3-month and 9-month utility revenues.

CAPITAL EXPENDITURES

Capital expenditures budgeted for the 1994 fiscal year, compared with actual expenditures for the 1993 and 1992 fiscal years, are as follows:

                                        Est.          Actuals
Capital Expenditures (Millions of $)    1994       1993     1992
Natural gas distribution               $44.3      $45.8    $42.4
Natural gas transmission                15.3       13.0     14.9
Exploration and production              10.0       24.9 (1) 10.6
Other operations                         3.6        2.5      1.8
                                       $73.2      $86.2    $69.7

(1) Includes the April 1993 acquisition of the North Frisco City Field in Monroe County, Alabama, at a cost of approximately $16.7 million.

RESULTS OF OPERATIONS

A summary of consolidated earnings is as follows:

                                 3 Months Ended           9 Months Ended
(Stated in Thousands,                May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993

Net income                    $5,692        $2,750    $39,891      $39,977

Earnings per common share       $.21          $.10      $1.48        $1.49

The consolidated effective income tax rate was 30.1 percent for the third quarter of 1994, and 37.3 percent for the fiscal year to date, compared with
34.0 percent and 34.6 percent, respectively, for the same periods last year. The 1994 effective tax rate for the third quarter was down because of adjustments due to the sale of ONEOK Drilling Company and revisions of prior year estimates. The effective tax rate for the fiscal year to date increased because of the recently enacted one percent federal tax rate increase and adjustments made in the first quarter of 1993 to revise prior tax estimates.

Consolidated net interest expense decreased due to lower interest rates on long-term debt and because of early call premium payments on the refunding of long-term debt paid in April 1993.

Following is a summary of financial results and operating information for the various operating segments of the Company:

UTILITY OPERATIONS
                                 3 Months Ended           9 Months Ended
                                     May 31,                  May 31,
                               1994          1993       1994          1993
FINANCIAL RESULTS
(Thousands of dollars, except per share amounts)
Utility revenues:
  From unaffiliated cust.   $142,803      $145,706   $526,300     $531,122
  Intersegment sales             500           531      1,564        1,629
    Total                    143,303       146,237    527,864      532,751
Other nonutility revenues       -              865      3,121        4,478
    Total revenues           143,303       147,102    530,985      537,229
Gas purchased expense         84,411        90,113    320,207      331,574
Operating expenses            41,916        45,050    125,211      125,267
  Operating income
    before income taxes       16,976        11,939     85,567       80,388
Income taxes                   2,980           787     23,213       19,076
Net interest                   7,666         9,438     23,535       26,193
  Net income                $  6,330      $  1,714   $ 38,819      $35,119

  Earnings per share            $.23          $.06      $1.44        $1.31

OPERATING STATISTICS
Revenues (thousands of dollars):
  Utility gas sales:
    Residential and
      commercial            $ 93,775      $101,930   $369,948     $375,404
    Industrial                26,778        25,234     85,853       88,749
    Wholesale                    777           473      4,399        5,630
      Total utility sales    121,330       127,637    460,200      469,783
  PCL\SISP margins             5,026         4,121     15,532       16,581
  Pipeline cap. leases        12,767        11,624     39,407       35,964
  Transportation               1,321           635      5,341        4,341
  Other utility revenues       2,859         2,220      7,384        6,082
      Total utility rev.     143,303       146,237    527,864      532,751
Less utility gas purchases    84,411        90,113    320,207      331,574
      Net utility revenues  $ 58,892      $ 56,124   $207,657     $201,177

Volumes (MMcf):
  Utility gas sales:
    Residential and
      commercial              17,793        21,755     79,505       81,862
    Industrial                11,900        12,217     37,743       42,313
    Wholesale                    334           251      1,687        2,108
      Total utility sales     30,027        34,223    118,935      126,283
  Pipeline cap. leases        29,719        29,409     90,788       81,772
  Transportation              12,892         4,197     40,093       29,642
      Total volumes           72,638        67,829    249,816      237,697

UTILITY OPERATIONS
                                 3 Months Ended           9 Months Ended
                                     May 31,                  May 31,
                               1994          1993       1994          1993
Average cost of gas
  purchased (per Mcf):
  General system               $2.92         $2.71      $2.92        $2.80
  SISP                         $2.08         $1.83      $2.04        $1.84
Degree days:
  Actual                         635           843      3,857        3,967
  Normal                         650           690      3,616        3,596

Number of customers
  at end of period                                    722,665      715,044

Revenue for residential and commercial gas sales decreased during the current fiscal quarter because of weather which was warmer by 25 percent than last year's third quarter. For the fiscal year to date, weather was 3 percent warmer than the previous year, and revenues decreased for those customers.

Volumes sold to industrial customers or delivered under pipeline capacity leases (PCLs) are as follows:

                                 3 Months Ended           9 Months Ended
                                     May 31,                  May 31,
INDUSTRIAL DELIVERIES          1994          1993       1994          1993
Volumes (MMcf):
  Sales                       11,900        12,217     37,743       42,313
  PCLs                        28,489        26,995     91,750       75,011
    Total                     40,389        39,212    129,493      117,324

Amount (000's of $):
  Sales                      $26,778       $25,234   $ 85,853      $88,749
  PCL's                       12,045        11,416     39,478       34,267
    Total                    $38,823       $36,650   $125,331     $123,016

Total revenues from industrial customers increased for both periods because of increased PCL volumes. Margins began declining in October 1992 but have remained relatively flat since November 1993. Under the Company's payment-in-kind (PIK) program, a portion of gas transported for pipeline capacity lease customers is retained in lieu of cash payment for transportation charges. Certain contracts using the PIK program include price equivalent caps, which reduce the volumes of gas retained by the Company as the price of PIK gas purchased escalates. PIK gas is priced to utility customers at the weighted average cost of gas purchased from all sources. Revenues received under the PIK program decline as spot market prices increase, reducing both the spread and the volumes of gas retained.

Utility gas purchased expense decreased due to lower sales volumes because of warmer weather during the current periods and because of increased customers' utilization of the PCL program.

Operating expenses decreased during the quarter and fiscal year mainly because of lower legal costs and the prior year's accrual of an employee incentive plan. Depreciation expense increased due to additional utility property in service.

GAS PROCESSING
                                 3 Months Ended           9 Months Ended
(Stated in Thousands                 May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993
Natural gas liquids and gas sales:
  To unaffiliated cust.      $26,460       $32,503    $79,098      $98,667
  Intersegment sales              21        10,084        668       29,057
    Total sales               26,481        42,587     79,766      127,724
Other revenues                    63          -         2,230         -
  Total revenues              26,544        42,587     81,996      127,724
Operating expenses            26,256        39,857     76,908      118,871
  Operating income before
    income taxes                 288         2,730      5,088        8,853
Income taxes                    (102)          976      1,592        2,862
Net interest                     192           144        612          636
  Net income                 $   198       $ 1,610    $ 2,884      $ 5,355

  Earnings per share            $.01          $.06       $.11         $.20


OPERATING STATISTICS
Natural gas liquids sales:
  Volumes (Mgals.)            49,409        50,090    144,431       146,492
  Average price (per gal.)      $.24          $.30       $.25          $.31
  Margin (per gal.)             $ -           $.06       $.01          $.06

Residue gas sales:
  Volumes (MMcf)               1,769         1,846      5,393         5,525
  Average price (per Mcf)      $2.04         $1.96      $2.07         $2.07

Other gas sales:
  Volumes (MMcf)               4,876        11,859     13,795        34,466
  Average price (per Mcf)      $2.28         $2.00      $2.34         $2.04
  Margin (per Mcf)              $.12          $.04       $.18          $.04

Volumes of natural gas liquids sold were down due to reduced recovery of ethane because of decreased margins. Margins are down because of decreasing crude prices. Average product prices were down, resulting in revenues of $11.7 million for the current three-month period, down 23 percent from the prior year's third quarter, and $36.4 million for the fiscal year to date, a decrease of 20 percent from the prior year. Other gas sales margins increased because of lower-cost supplies of gas obtained at an earlier date and held for sale.

Included in the current fiscal year to date is a gain of $2.1 million on the sale of a gas gathering system, which was included in other revenues during the first quarter.

EXPLORATION AND PRODUCTION
                                 3 Months Ended           9 Months Ended
(Stated in Thousands,                May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993
Oil and gas production sales:
  To unaffiliated cust.       $5,101        $5,588    $18,000      $17,524
  Intersegment sales             391           357      1,129          727
    Total sales                5,492         5,945     19,129       18,251
Other revenues                   127          -           323         -
  Total revenues               5,619         5,945     19,452       18,251
Operating expenses             5,297         5,551     17,942       16,204
  Operating income (loss)
    before income taxes          322           394      1,510        2,047
Income taxes                     (67)            4         46          494
Net interest                     385           384      1,284        1,047
  Net income (loss)           $    4        $    6    $   180      $   506

  Earnings (loss) per share    $ .00          $.00       $.01         $.02

OPERATING STATISTICS
Oil production:
  Volumes (bbls.)            138,112       101,683    442,245      292,943
  Average price (per bbl.)    $12.58        $18.88     $13.75       $19.42
Gas production:
  Volumes (MMcf)               1,781         2,115      6,330        6,278
  Average price (per Mcf)      $2.11         $1.88      $2.06        $2.01

Revenue from oil production decreased 10 percent for the quarter because of decreased prices and increased 7 percent for the fiscal year to date because of increased sales volumes, primarily production from the North Frisco City Field acquired in April 1993.

Decreased dry hole costs were primarily responsible for decreased operating expenses for the quarter, and increased depreciation and depletion expenses were the primary cause of increased operating expenses for the fiscal year.


GAS MARKETING
                                 3 Months Ended           9 Months Ended
(Stated in Thousands,                May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993
Gas sales:
  To the partnership         $13,525        $ -       $25,670       $ -
  Intersegment sales          28,268         2,054     67,278        2,054
    Total sales               41,793         2,054     92,948        2,054
Other revenues                   171            -         284           -
Equity in net income
  of partnership                 368           182        513          649
    Total revenues            42,332         2,236     93,745        2,703
Operating expenses            41,994         2,114     93,397        2,222
  Operating income
    before income taxes          338           122        348          481
Income taxes                     109            45         83          180
Net interest                      57             3        133            4
  Net income (loss)          $   172        $   74    $   132       $  297

  Earnings per share            $.01          $.00       $.00         $.01

ONEOK Gas Marketing supplies natural gas to the gas marketing partnership and to other affiliates at cost.

ONEOK Gas Marketing Company began partnership operations with Ward Gas Services in October 1992 and began marketing gas in March 1993.


CONTRACT DRILLING
                                 3 Months Ended           9 Months Ended
(Stated in Thousands,                May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993
Revenues                     $ 1,197        $1,603    $ 5,291       $5,632
Operating expenses             2,225         2,191      7,105        7,096
  Operating loss
    before income taxes       (1,028)         (588)    (1,814)      (1,464)
Income taxes                    (630)         (249)      (977)        (566)
Net interest                      32            71        144          199
Net loss                     $  (430)       $ (410)   $  (981)     $(1,097)

  Loss per share               $(.02)        $(.01)     $(.04)       $(.04)

OPERATING STATISTICS
Rig utilization rate             N/A           28%        N/A          38%

ONEOK Drilling Company was sold effective May 1, 1994, for approximately $5.8 million. A pretax loss of $357,000 and a net tax benefit of $335,000, including revisions of prior year estimates to actual, were recorded in May 1994.

BUILDINGS
                                 3 Months Ended           9 Months Ended
(Stated in Thousands,                May 31,                  May 31,
Except Per Share Data)         1994          1993       1994          1993
Revenues:
  From unaffiliated cust.     $  686        $  780    $ 2,063       $2,304
  Intersegment sales           1,620         1,621      4,863        4,852
    Total revenues             2,306         2,401      6,926        7,156
Operating expenses             2,654         2,697      8,031        8,027
  Operating income (loss)
    before income taxes         (348)         (296)    (1,105)        (871)
Income taxes                     164          (148)      (189)        (921)
Net interest                      70            96        227          253
  Net income (loss)           $ (582)       $ (244)   $(1,143)      $ (203)

  Earnings (loss) per share    $(.02)        $(.01)     $(.04)       $(.01)

Buildings operations remained flat. The decrease in net income for the current year's third quarter and fiscal year to date were mainly caused by lower income tax benefits.

ACCOUNTING PRONOUNCEMENTS

In November 1992, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The Company is required to adopt SFAS No. 112 on September 1, 1994. The amount of the obligation is currently being studied by the Company's actuaries. The Company is currently recovering such costs on a pay-as-you-go basis through the ratemaking process.

                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

AGRICULTURAL MINERALS, LIMITED PARTNERSHIP V. ONEOK INC., ET AL.,
No. CJ-94-93, District Court, Rogers County. The Company has filed a motion to dismiss and a motion to stay the proceedings and briefs in support of such motions. The plaintiff has served its first discovery request, and the parties have agreed to a delay in the response thereto until such time as the Court rules on the pending motions.

CARMEN FIELD LIMITED PARTNERSHIP V. ONEOK INC., ET AL., No. C-89-77, District Court, Woods County. The scheduling order has been stricken, and settlement discussions are pending.

HILL RESOURCES, ET AL. V. ONEOK INC., ET AL., No. C-89-143, District Court, Alfalfa County. The parties entered into a settlement agreement and have filed Motions for Dismissal with Prejudice formally closing the case.

MUSTANG FUEL CORP. OF OKLAHOMA, ET AL. V. ONEOK EXPLORATION COMPANY AND ONEOK RESOURCES COMPANY, No. CJ-94-4293-63, in the District Court of Oklahoma County. In this action, the plaintiffs seek a declaratory judgment interpreting the provisions of an Asset Purchase Agreement dated November 4, 1988 (the Agreement), between ONEOK Exploration Company and ONEOK Resources Company (collectively "ONEOK") and Mustang Fuel Corp. of Oklahoma and Mustang Energy Corp. (collectively "Mustang"), concerning the sale of oil and gas properties by ONEOK to Mustang in 1988. Specifically, Mustang seeks an interpretation of the Agreement with respect to who bears the responsibility for making cash-balancing payments on certain gas wells that had been overproduced by ONEOK but which were not scheduled under the Agreement. In addition, Mustang seeks a judgment against ONEOK in the amount of $549,655.50 which it is alleged represent the amount that ONEOK should have paid to Mustang for the overproduction on the gas wells which were not scheduled under the Agreement. Mustang also seeks to recover interest, costs, and attorney's fees.

PAYNE, ET AL. V. MUSTANG FUEL CORPORATION AND ONEOK RESOURCES COMPANY,
No. CJ-94-53, District Court, Grady County. The Company has filed a motion to dismiss or for summary judgment, and the plaintiff has filed a motion for summary judgment as to liability. A hearing on the motions was held April 28, 1994, and the judge has taken the matter under advisement.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR A REVIEW AND DETERMINATION CONCERNING ITS RATES AND EARNINGS IN COMPLIANCE WITH THE REQUIREMENTS OF 17 O.S. SUPP. 1990,
SECTION 263, AND FOR OTHER APPROPRIATE RELIEF, Cause PUD No. 910001190, Oklahoma Corporation Commission. Deliberations by the Commission, en banc, began April 1, 1994, and are continuing. Based on preliminary calculations, taking into account Commission action on numerous accoun and financial issues in the case to date, the Commission staff has estimated that the Company will receive a $23.7 million permanent rate increase, which is a $5.5 million increase over the interim rate increase authorized in March 1992. Final action is subject to a resolution of all remaining issues, review of a proposed order, and vote by the Commission.

Item 2. Changes in the Rights of the Company's Security Holders

(a) None

(b) None

Item 3. Defaults by the Company on its Senior Securities

(a) None

(b) None

Item 4. Results of Votes of Security Holders

(a) Matters Submitted to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the third quarter of the 1994 fiscal year.

(b) Executive Officers of the Registrant

Larry W. Brummett is Chairman of the Board of Directors, President, and Chief Executive officer - ONEOK Inc. He was born in Tulsa, Oklahoma, and received B.S. and M.S. degrees in civil engineering from the University of Oklahoma in 1974 and 1984, respectively. He joined Oklahoma Natural Gas in 1974 as an engineer trainee and subsequently served in positions of increasing responsibility. He was promoted to Executive Vice President of Oklahoma Natural Gas on May 17, 1990, to Executive Vice President - ONEOK Inc. on January 21, 1993, and to President and Chief Executive Officer of ONEOK Inc. on February 17, 1994. He was elected to the position of Chairman of the Board of Directors effective June 1, 1994. Mr. Brummett is 43.

J. D. Scott retired as President and Chief Executive Officer of ONEOK Inc. on February 17, 1994, and as Chairman of the Board of Directors on June 1, 1994.

D. L. Kyle, currently Executive Vice President - Oklahoma Natural Gas Company and ONG Transmission Company, will become President and Chief Operating Officer of Oklahoma Natural Gas Company and ONG Transmission Company effective September 1, 1994. He was born in Wichita, Kansas, and reared in Oklahoma City, Oklahoma. He received a B.S. degree in industrial engineering and management from Oklahoma State University in 1974 and an MBA degree in 1987 from the University of Tulsa. He joined Oklahoma Natural Gas in 1974 as an engineer trainee and subsequently served in positions of increasing responsibility. He was elected to Vice President of Gas Supply in 1986 and Executive Vice President of Oklahoma Natural Gas in 1990. Mr. Kyle is 41.

E. H. Kamphaus will retire as President of Oklahoma Natural Gas Company and ONG Transmission Company effective September 1, 1994.

J. R. Mosteller retired as Executive Vice President - ONEOK Inc. effective May 1, 1994.

F. W. Schemm is Vice President of Business Development - ONEOK Inc. He was born in South Dakota and reared in Hutchinson, Kansas. He received a B.S. degree in engineering from Kansas State University in 1960 and went to work at Oklahoma Natural Gas Company as an engineer trainee. He has served in various management positions, including Manager of Pipeline Systems Design and district operating management positions. He was promoted to Vice President of Enid district in 1990 and to his current position in April 1994. Mr. Schemm is 59.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of July, 1994.


                                     ONEOK Inc.
                                     (Registrant)



                                     By: (J. D. NEAL)
                                          J. D. Neal
                                          Vice President,
                                          Chief Financial Officer,
                                          and Treasurer