Form 10-K
period 1994-08-31
ONEOK INC
filed 1994-10-25
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1994

COMMISSION FILE NUMBER 1-2572

                                   ONEOK Inc.
                    100 West Fifth Street, Tulsa, OK  74103
                                 (918) 588-7000

                                                                    IRS EMPLOYER
INCORPORATED IN                                               IDENTIFICATION NO.
DELAWARE                                                              73-0383100

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                    Name of Each Exchange on Which Registered
- - -------------------                    -----------------------------------------
Common stock, without par value                          New York Stock Exchange
                                                          Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
- - -------------------
Preferred stock, $50 par value, Series A, 4 3/4% cumulative

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ---

Based on the closing price of October 1, 1994, the aggregate market value of the voting stock held by nonaffiliates of the registrant was: Common stock, without par value, $439.1 million; Preferred stock, $50 par value, Series A, 4 3/4% cumulative, $4.9 million.

The number of common shares outstanding of the registrant was 26,690,004 as of October 1, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCES:

(1) Annual Report to Shareholders
for the year ended August 31, 1994 ...................Parts I, II, and IV
(2) Proxy Statement for Shareholder meeting on
January 19, 1995 .....................................Part III

The Exhibit Index is located on pages 30-32.                       Page 1 of 207

                        1994 Annual Report ON FORM 10-K
                                   ONEOK Inc.

                                                                     Page No.
                                                                     --------
PART I

Item 1.  Business                                                     3 - 16
Item 2.  Properties                                                  16 - 20
Item 3.  Legal Proceedings                                           21 - 25
Item 4.  Results of Votes of Security Holders                        25 - 27


PART II

Item 5.  Market Price and Dividends on the Registrant's
         Common Stock and Related Shareholder Matters                     27
Item 6.  Selected Financial Data                                          28
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              28
Item 8.  Financial Statements and Supplementary Data                      28
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                           28


PART III

Item 10. Directors, Executive Officers, Promoters, and
         Control Persons of the Registrant                           28 - 29
Item 11. Executive Compensation                                           29
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                   29
Item 13. Certain Relationships and Related Transactions                   29


PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.                                        30 -207

                                  PART I.

ITEM 1. BUSINESS

ONEOK Inc. and its subsidiaries, hereinafter referred to as the Company, engage in natural gas distribution, transmission, and storage operations. It also is involved in oil and gas operations. The Company originally was founded on October 12, 1906.

Oklahoma Natural Gas Company purchases, distributes, and sells natural gas and leases pipeline capacity.

ONG Transmission Company gathers, compresses, transports, and stores natural gas for intrastate distribution and into interstate commerce; and leases pipeline capacity. In addition, two subsidiaries own interests in partnerships that operate natural gas transmission systems.

Exploration and production explores for and produces natural gas and oil, gas processing extracts and sells natural gas liquids, and buys and sells natural gas. Effective May 1, 1994, the Company sold all of its contract drilling operations.

ONEOK Inc.'s wholly owned subsidiaries and corporate divisions are as follows:

                                                                          Year of
                                                   State of           Establishment or
Distribution and Transmission Operations         Incorporation         Incorporation
- - ----------------------------------------         -------------         -------------
Oklahoma Natural Gas Company  (Division)            --                       1980
ONEOK Technology Company                           Delaware                  1992
ONG Transmission Company  (Division)                --                       1985
ONG Sayre Storage Company                          Delaware                  1964
ONG Red Oak Transmission Company                   Delaware                  1966
ONG Western, Inc.                                  Delaware                  1973
Caney River Transmission Company                   Delaware                  1981
TransTex Pipeline Company                          Delaware                  1981
ONEOK Services, Inc.                               Delaware                  1968
OkTex Pipeline Company                             Delaware                  1990

Exploration and Production Operations
- - -------------------------------------

ONEOK Resources Company                            Delaware                  1970
ONEOK Exploration Company                          Delaware                  1972

Gas Processing Operations
- - -------------------------

ONEOK Products Company                             Delaware                  1983

Other Operations
- - ----------------

ONEOK Gas Marketing Company                        Delaware                  1992
ONEOK Leasing Company                              Delaware                  1983
ONEOK Parking Company                              Delaware                  1983

(A)      General Development of Business

The general developments in the business of the Company during the past five years were as follows:

         (1)     DISTRIBUTION AND TRANSMISSION OPERATIONS

         The Company's activities include those in its historic merchant role, purchasing and selling natural gas, and those in its newer role, transporting natural gas and leasing pipeline capacity. To provide flexibility in transporting gas under Sec. 311(a) of the Natural Gas Policy Act of 1978 (NGPA), in 1985 gathering, transmission, and storage activities were transferred to a separate division, ONG Transmission Company, which serves both intrastate and interstate markets.

         The Company's residential and commercial rates continue to remain among the lowest in the industry.

         A substantial portion of the gas delivered through the Company's pipeline system goes to industrial customers, in particular, several large fertilizer plants which use the gas as feed stock. Currently most industrial customers purchase gas in the spot market. The Company developed its pipeline capacity lease (PCL) program to allow the delivery and redelivery of this gas purchased by the customers to their facilities. The Company developed and received approval for a Special Industrial Sales Program (SISP) which allocated lower cost supplies to these customers.

         The Company offers its PCL and payment-in-kind program (PIK) to certain of these customers as a response to competitive pressure. Under its PIK program, the Company accepts gas in lieu of cash for PCL payments and for payment for exchanges of gas between intrastate pipelines. PIK gas is priced to general system gas distribution operations at the weighted average cost of gas (WACOG). Some of the PCL contracts include price caps, which reduce the volume of gas delivered to the Company as the price of gas purchased by the customer escalates.

         In order to meet competitive pressures, the Company has provided service at discounted rates substantially below the Company's mark-up on its industrial tariff rates.

         In recent years, certain interstate and intrastate pipeline companies have been very aggressive in attempting to capture industrial load within the Company's service area, a phenomenon generally referred to as "bypass" in the gas industry. The Company has moved to protect its load through its PCL and other special sales programs.

         The Company's transmission system serves much of the State of Oklahoma, including all of the major producing areas. The system, which intersects with ten interstate pipelines, allows natural gas to be moved to locations throughout the nation. In 1991, the Company purchased Lone Star Gas Company's Oklahoma properties which provide access to the Texas market through the Lone Star intrastate system in Texas. In 1993, the Company acquired two pipelines in western Oklahoma. One provides access to a pipeline owned by Northern Natural Gas Company. The other provides access to Red River Pipeline in Texas.

         In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. The Company has complied with the Order for its FERC regulated properties. The Company's intrastate transportation operations are not regulated by the FERC. It is difficult to assess what long term impact, if any, the Order will have on the Company.

         The Company is interested in acquiring gas distribution and transmission facilities which will enhance its operations. In 1991, the Company acquired Lone Star Gas Company's Oklahoma properties located in south-central Oklahoma which added 36,000 customers, 700 miles of distribution line, and 1,000 miles of transportation pipeline. It also provides access to the Texas gas market (see above). During 1993, the Company negotiated for the purchase of gas distribution properties in Kansas and northeastern Oklahoma involving approximately 190,000 customers. Negotiations were terminated by the owner. The Company is prepared to pursue other opportunities as they occur.

         The Company experienced claims and potential liability in recent years arising out of long-term gas supply contracts containing "take-or-pay" provisions which purported to require the Company to pay for volumes of natural gas contracted for but not taken. There are no significant remaining gas purchase contract potential claims or cases pending against the Company at the present time. The Company currently has approximately $107.5 million of deferred take-or-pay and other settlement costs. The OCC has authorized an annual recovery of $6.7 million for such costs by a combination of a surcharge from customers and revenue from transportation under Section 311 (a) of the NGPA and other intrastate transportation revenues.

         The Company's long-standing commitment to the development of natural gas vehicles (NGV) has helped Oklahoma become the leading state in the nation regarding the number of NGV vehicles. The Company expects NGV vehicles to be a growing future market for natural gas in Oklahoma.

         In recent years, the Company and other regulated companies have experienced significant regulatory lag. In 1993, the Oklahoma Legislature enacted legislation that should reduce the lag. The OCC is required to act within 180 days of the filing of a rate application or the applicant may put the requested rates into effect subject to refund.

         The following summarizes gas volumes sold or transported for the past five years and degree days (which primarily affect residential and commercial customers).

Volumes (MMcf)                           1994            1993            1992           1991            1990
- - ------------------------------------------------------------------------------------------------------------
Sales:
Residential                            58,587          60,459          51,557         49,937          51,894
Commercial                             27,343          27,989          24,350         25,462          25,936
Industrial
  Fertilizer plants                    27,078          34,350          17,487         57,380          56,140
  Other                                21,907          20,855          21,707         30,859          30,550
                                      ----------------------------------------------------------------------
    Total industrial                   48,985          55,205          39,194         88,239          86,690
Wholesale                               1,797           2,253           2,830          2,836           2,885
                                      ----------------------------------------------------------------------
  Total intrastate sales              136,712         145,906         117,931        166,474         167,405
                                      ----------------------------------------------------------------------

Pipeline Capacity Leases:
  Fertilizer plants                    66,284          55,252          75,925         34,346          34,597
  Other                                54,335          53,732          49,680         37,208          38,121
                                      ----------------------------------------------------------------------
    Total PCL volumes                 120,619         108,984         125,605         71,554          72,718
                                      ----------------------------------------------------------------------

Transportation:
  Sec. 311(a) interstate               56,779          54,515          42,061         46,081          66,548
  Other                                 3,029           3,349           3,201           -               -
                                      ----------------------------------------------------------------------
    Total transportation               59,808          57,864          45,262         46,081          66,548
                                      ----------------------------------------------------------------------
    Total PCL and
      transportation                  180,427         166,848         170,867        117,635         139,266
                                      ----------------------------------------------------------------------
        Total volumes                 317,139         312,754         288,798        284,109         306,671
                                      ======================================================================

Degree days                             3,874           3,953           3,085          3,192           3,369
                                      ======================================================================

         Through subsidiaries, the Company is a 25 percent partner in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River). Ozark operates in Oklahoma and Arkansas as an open access interstate transporter. Red River operates in Texas and is regulated by the Texas Railroad Commission. See notes (B) INVESTMENTS and (I) COMMITMENTS AND CONTINGENCIES in the Notes to Consolidated Financial Statements for further information.

         OkTex Pipeline Company owns short transmission pipelines between Oklahoma and Texas which connect the Company's intrastate systems to the intrastate systems of Lone Star Gas Company and Red River Pipeline.

         (c) ONEOK Technology Company is a partner in a company which has developed a device that allows quick meter change-out without interruption of service to customers. The partnership contracts out fabrication of the devices which are sold through an exclusive representative in the United States. The same party manufactures and markets the devices in Europe under license from the partnership.

         (2)  EXPLORATION AND PRODUCTION OPERATIONS

         In 1989, the Company sold slightly more than 50 percent of its reserves for approximately $50 million. Because of the sale of the producing properties, sales of crude oil and natural gas declined substantially. Because of depressed prices for natural gas, the Company curtailed up to

         25 percent of its normal production capability from March 1991 through August 1991 and from February 1992 through July 1992.

         The Company's current strategy is to acquire producing properties while maintaining a conservative capital budget. The following summarizes the oil and natural gas production sales and average prices for the last five-years.

         Sales                      1994             1993             1992             1991             1990
         ---------------------------------------------------------------------------------------------------
         Oil (Bbls)              572,113          442,931          375,506          294,025          255,575
         Oil (000s)               $8,114           $8,192           $7,535           $7,081           $4,887
         Average Price            $14.18           $18.50           $20.07           $24.08           $19.12
           (per Bbl)


         Gas (MMcf)                8,043            8,401            7,349            6,952            7,338
         Gas (000s)              $16,036          $16,905          $10,793          $10,228          $10,943
         Average Price             $1.99            $2.01            $1.47            $1.47            $1.49
           (per Mcf)

         (3)  GAS PROCESSING OPERATIONS

         The following chart summarizes the Company's share of gas processing plant capacity and natural gas liquids production. Also shown are volumes, revenues, and average prices for residue and other gas sales. Intercompany transactions have not been eliminated. In 1990, natural gas liquids production was at less than full capacity because of reduced throughput due to a depressed market for natural gas. During 1990, 1991, and 1994 ethane was rejected from the recovery process because it was uneconomical to produce at the prevailing market prices. Volumes and prices increased significantly in 1991 partially due to the Middle East crisis. When prices escalate, recovery of ethane generally increases. The Company is participating with other plant owners in a more aggressive approach to acquiring more gas supplies for processing in an effort to increase throughput and liquid recoveries. Since 1989, the Company also has been buying natural gas for resale to others.

                                                     1994         1993         1992        1991         1990
                                                   -----------------------------------------------------------
         Interest in Gas Processing
         Plant Capacity (MMcf per day)                 327          327          327         327          327

         Gas Liquids (Mgal.)                       194,378      195,067      180,956     173,974      142,878
         Gas Liquids (000)                         $48,838      $59,569      $52,080     $56,468      $34,289
         Average Price (per gal.)                     $.25         $.31         $.29        $.32         $.24
         Average Production Cost
           (per gal.)                                 $.24         $.26         $.22        $.21         $.20

         Residue Gas (MMcf)                          7,180        7,328        8,500       9,186        8,875
         Residue Gas (000)                         $14,266      $14,805      $13,259     $14,663      $14,393
         Average Price (per Mcf)                     $1.99        $2.02        $1.56       $1.60        $1.62

         Other Gas Sales (MMcf)                     18,551       40,436       48,311      65,288       54,907
         Other Gas Sales (000)                     $41,853      $83,578      $77,610     $98,215      $91,275
         Average Price (per Mcf)                     $2.26        $2.07        $1.61       $1.50        $1.66

         (4)  OTHER OPERATIONS

         (a)  Gas Marketing

         ONEOK Gas Marketing Company, a subsidiary of ONEOK Inc., was founded in 1992 to pursue natural gas marketing opportunities with local distribution companies and industrial customers, primarily outside of Oklahoma. ONEOK Gas Marketing and Ward Gas Marketing, Inc., entered into a partnership in October 1992, through which the Company participates in gas marketing.

         (b)  Building Operations

         In 1983, the Company acquired a partially completed office building and parking garage in downtown Tulsa, Oklahoma. The parking garage was completed and is now owned and operated by ONEOK Parking Company. The partially completed office building and a long-term ground lease were transferred to a third party who completed the office building (ONEOK Plaza) and leased the completed building back to ONEOK Leasing Company. The initial term of the lease was twenty-five (25) years with six five-year renewal options. At the end of the initial lease term or any renewal period, the Company may purchase the office building at its fair market value. Ten and one-half floors of the seventeen-story building, the lower lobby, and portions of the two subbasements are used by the Company. The remainder of the space in the building is available for lease to others. Substantially all of the remaining office space is under lease. Lease rates have remained flat because of excess capacity caused by overbuilding in the local market.

(B)      Financial Information about Industry Segments

         Footnote H of the Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing is incorporated herein by reference.


(C)      Narrative Description of the Business

         (1)  Principal Products Produced and Services Rendered

         (a)  DISTRIBUTION AND TRANSMISSION OPERATIONS

         Two operating divisions, Oklahoma Natural Gas Company and ONG Transmission Company, along with four subsidiaries, ONG Red Oak Transmission Company, ONG Sayre Storage Company, ONG Western, Inc., and ONEOK Services, Inc. (collectively, ONG), constitute a fully integrated intrastate natural gas distribution and transmission segment which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers primarily in the State of Oklahoma, and leases pipeline capacity to customers for their use in transporting natural gas to their facilities. In addition, ONG Transmission Company and the four transmission subsidiaries transport gas for others under Section 311(a) of the NGPA. Oklahoma Natural Gas Company, ONG Transmission Company, and the four subsidiaries are consolidated for ratemaking purposes by the Oklahoma Corporation Commission. For regulatory purposes, ONG Transmission Company Division, which transports gas in interstate commerce under Section 311(a) of the NGPA, is being treated as a separate entity by the FERC. ONG purchases natural gas from gas processing plants, producing gas wells, and pipeline suppliers, and utilizes five underground storages as necessary to deliver natural gas to approximately 715,000 customers in 292 communities in Oklahoma. The Company's largest markets are in the Oklahoma City and Tulsa metropolitan areas. ONG Sayre Storage Company leases the excess capacity in its underground storage facility to Natural Gas Pipeline Company of America. ONG also sells natural gas at wholesale to other distributors serving 44 Oklahoma communities. ONG serves an estimated population of over 2 million. The all-time peak gas deliveries during a single day was 2.02 billion cubic feet of gas delivered on February 10, 1981. The peak for the most recent fiscal year was 1.59 billion cubic feet delivered on February 9, 1994.

         The Company leases space in its pipeline system under its PCL program to third party end users to allow them to buy gas in the field and transport it to their facilities. The Company, at times, has leased part of its gas storage to third parties, allowing them to store gas in the Company's gas storage facilities.

         Gas reserves committed to ONG's system are not subject to priority allocations or dedicated to certain classes of customers, except for certain low priced gas under the SISP Program, which is allocated to industrial customers. ONG's rate schedules contain an "Order of Curtailment" that provides for first reducing or totally discontinuing gas service to the very large industrial users, who are required to have standby fuel-burning equipment, and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

         Caney River Transmission Company has a 25 percent interest in Ozark Gas Transmission System (Ozark), a general partnership. Ozark owns a transmission pipeline and related facilities originating in Pittsburg County, Oklahoma, and connecting with existing facilities belonging to an interstate gas transmission company in White County, Arkansas. Ozark does not buy or sell gas but receives revenues from the transportation of gas for shippers pursuant to the terms of transportation agreements approved by FERC. Ozark is an open access interstate shipper.

         TransTex Pipeline Company has a 25 percent limited partnership interest in Red River Pipeline (Red River), a limited partnership, which owns a transmission pipeline system and related facilities. Red River originates in Hemphill County, Texas, and terminates in Pecos County, Texas, where it connects with Oasis Pipeline. In 1993, the system was modified to allow bidirectional flow. The system is regulated by the Texas Railroad Commission.

         OkTex Pipeline Company, regulated by the FERC, owns short transmission pipelines between Oklahoma and Texas which connect ONG's intrastate system to the intrastate system of Lone Star Gas Company, a division of ENSERCH Corporation and Red River Pipeline. The Company has the capacity to move up to 200 million cubic feet of gas per day into Lone Star's System in Texas.

         ONEOK Technology Company has a fifty percent (50%) interest in Natural Energy Products Company, which was formed in 1992 to develop and market a meter-setting device that allows gas utilities to change meters without shutting off the flow of gas to the customer. The devices are sold through an exclusive representative in the United States which also manufactures and markets the devices in Europe under a license from Natural Energy.

         (b)  EXPLORATION AND PRODUCTION OPERATIONS

         Two subsidiaries (collectively, the Subsidiaries), ONEOK Exploration Company and ONEOK Resources Company, are engaged in oil and gas exploration, development, and production. As of August 31, 1994, the Subsidiaries had working interests in 372 gas wells and 140 oil wells. A number of these wells are multiple completions. Such interests are in wells located in Oklahoma, Alabama, and Texas. The Subsidiaries participated in the drilling of 37 working interest wells during the 1994 fiscal year, compared with 35 wells the previous year. In 1994, 62 percent of such wells were completed as commercial producers compared with 69 percent in 1993. During the 1994 fiscal year, 17 wells were completed as gas wells and 6 as oil wells. The remaining
         14 wells were dry holes. In addition, the Subsidiaries farmed out an additional 8 wells for drilling by others. Of these, 1 oil well and 5 gas wells were completed and the remaining 2 were dry holes. The Subsidiaries' share of production during the 1994 fiscal year averaged 1,567 barrels of oil per day and 22,035 million cubic feet of natural gas per day. On August 31, 1994, the Subsidiaries had a total of 24,960 net undeveloped leasehold acres, of which 51 percent is located in Oklahoma, 36 percent in Texas, and 11 percent in Arkansas. The Subsidiaries are currently concentrating exploration activities in Oklahoma and Texas, and for the present are pursuing a relatively conservative drilling and leasehold acquisition program due to uncertainty about gas price trends. The Subsidiaries acquired reserves in Alabama in 1993.

         On October 4, 1994, ONEOK Exploration Company closed the purchase of an interest in the Black Lake-Pettit Zone Unit in Natchitoches Parish, Louisiana. The purchase was effective as of July 1, 1994. The field covers in excess of 24,000 gross acres and is expected to add approximately 7.5 million cubic feet of gas and 460 barrels of liquids to daily production. The field consists of 28 active oil wells, 12 active gas wells, 4 salt disposal wells, a gas processing plant, and 5 satellite compression stations.

         (c)  GAS PROCESSING OPERATIONS

         ONEOK Products Company (Products) owns varying interests in 16 plants which extract liquids from natural gas. Products' share of the liquids produced by these plants averaged 12,680 barrels per day during 1994. Products also purchased and resold 70,496 Mcf of natural gas per day, including intercompany transactions, during the fiscal year. Products is participating with other plant owners in programs to acquire more gas volumes for processing through the plants to increase liquid recoveries.

         (d)  OTHER OPERATIONS

         (i)  Gas Marketing

         ONEOK Gas Marketing is a subsidiary of ONEOK Inc. ONEOK Gas Marketing and Ward Gas Marketing, Inc., have entered into a partnership to purchase and market natural gas.

         (ii)  Building Operations

         ONEOK Parking Company operates a parking garage with 1,179 parking spaces. ONEOK Leasing Company operates a 500,000 square foot office building in which the Company's headquarters is located and leases excess space to others.

         (2)  Status of New Products or Segments

         Meter-setting devices are being manufactured for and marketed in the United States by Natural Energy Products Company of which ONEOK Technology Company is a partner. The devices are sold through an exclusive representative in the United States that also manufactures and markets the device in Europe under license. The device allows gas meters to be changed out without having to shut off the flow of gas to the customer.

         (3)  Source and Availability of Raw Material

         ONG's gas supply comes from 38 gas processing plants, and 958 gas purchase connections (in 126 producing fields in Oklahoma). The Company's 1994 gas supply was as follows (million cubic feet):

                Total Gas Purchases                                   112,406
                Payment in Kind                                        26,824
                Gas Storage Withdrawals                                33,607
                Less: Gas Storage Injections                          (32,928)
                                                                      -------
                     Total Supply                                     139,909
                                                                      =======

         (4)  Patents, Trademarks, and Franchises Held

         Natural Energy Products Company, a partnership in which ONEOK Technology Company has a fifty percent (50%) interest, has an exclusive license to develop and market meter setting devices for which a patent is pending.

         ONEOK Inc. has two corporate divisions that operate under trade names in Oklahoma. One engages in distribution operations and operates under the trade name Oklahoma Natural Gas Company. The other engages in transmission operations and operates under the trade name ONG Transmission Company. In the state of Oklahoma, a utility franchise is a nonexclusive right to use the municipal streets, alleys, and other public ways for its facilities for a defined period of time for a fee. Oklahoma Natural Gas Company holds franchises, all of which are for an initial period of 25 years, in major towns in which it operates. Although the laws of the state of Oklahoma prohibit exclusive utility franchises, the Company nevertheless believes there are advantages to having franchises in the larger towns in which it operates.

         Below is a list of the municipalities having a population of over 10,000 which have granted franchises to Oklahoma Natural Gas Company.

                                                  Population
         Grantor                                  1990 Census                  Expiration Date
         -------                                  -----------                  ---------------
         Ardmore*                                    23,015                    July 16, 2012
         Claremore                                   13,225                    December  29, 2003
         Del City                                    23,758                    August 24, 1998
         Durant                                      12,767                    August 1, 1997
         Elk City                                    10,419                    November 21, 1998
         El Reno*                                    15,382                    December 6, 2015
         Enid                                        45,175                    January 16, 2015
         Midwest City                                52,037                    July 14, 2019
         Muskogee*                                   37,440                    July 30, 2015
         Norman*                                     79,579                    November 15, 1998
         Oklahoma City*                             441,154                    April 24, 2010
         Ponca City*                                 26,328                    August 16, 2007
         Sand Springs                                14,943                    November 1, 2015
         Shawnee                                     26,175                    October 14, 1995
         Stillwater                                  36,543                    April 19, 2015
         Tulsa*                                     364,572                    August 29, 2011
         Woodward*                                   12,287                    May 26, 1995

         *Grantor has an option to purchase property within the corporate limits at such terms and conditions as are provided in the franchise at a price to be agreed upon or determined by arbitration.

         The Company has franchises in 45 other municipalities in which there is an aggregate population of approximately 103,000. Of the remaining towns served in which ONG has no franchises, Bethany, Broken Arrow, Edmond, Guthrie, Moore, Mustang, Okmulgee, Owasso, Sapulpa, The Village, and Yukon, with a combined population of approximately 263,000, are the largest. In the Company's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of its business in the manner in which it is now conducted.

         (5)  Seasonal Variations of Business

         Because residential and commercial customers use natural gas principally for space heating, the volume of ONG's gas sales is consistently higher during the heating season (November through May) than in other months of the year. Industrial sales, rentals for PCLs, and other energy-related operations tend to remain relatively constant throughout the year, while interstate transportation volumes fluctuate based on the customers' utilization or market demand.

         (6) Special Inventory Practices, Bill Payment Terms, and Average Payment Plans

         ONG stores gas during the summer months in underground storages for delivery to customers during the periods of higher demand. Typically, inventories of stored gas are near maximum levels immediately prior to the winter months and are reduced to much lower levels by the end of the winter heating season. ONG has a bill payment extension program which allows its customers with temporary financial hardships to spread the payments of their bills over an extended period of time. In addition, the Company has an average monthly payment plan that allows the Company's customers to spread the payments of their average utility bills over a 12-month period.

         (7)  Dependence Upon a Limited Number of Customers

         A material part of the combined gas sales and revenues from PCLs is dependent upon the amount of gas utilized by fertilizer plants. Fertilizer plant customers include Agricultural Minerals Limited Partnership, Wil-Gro Fertilizer, Inc., Farmland Industries, Inc., and Terra International, Inc. Sales of 27.1 billion cubic feet of gas were made to these customers during the 1994 fiscal year. In addition, such customers paid $39.7 million in rentals under PCLs. Revenues from no single customer accounted for more than 10 percent of the Company's total operating revenues.

         Currently, all the plants are operating at or near full capacity. For the effect of reduced fertilizer plant and other industrial sales, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing.

         None of the fertilizer plant customers are related to the Company.

         (8)  Backlog of Orders

         Due to the nature of the Company's business, there was no backlog of firm orders at the end of the Company's fiscal year.

         (9)  Government Contracts

         None

         (10) Competitive Conditions and Identity of Markets

         (a)  DISTRIBUTION AND TRANSMISSION OPERATIONS

         In its fiscal year ended August 31, 1994, 78 percent of the Company's consolidated revenue came from the gas distribution and transmission operations. Revenue from sales to residential customers represented
         37 percent of revenue; commercial customers, 15 percent; and wholesale customers, 1 percent. Revenues from sales to industrial customers, pipeline capacity leases, and other sources accounted for the remaining 25 percent. ONG sells natural gas service to its customers for three primary uses, energy, generally for heating, cooking, industrial processes, and feedstock for the production of fertilizer. ONG has experienced some competition in the sale of natural gas as an energy source. Electric utilities, offering electricity as a rival energy source, compete for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. In the last few years, the Company has experienced competition from other pipelines for its existing industrial load. The Company offers its PCL program, Special Industrial Sales Program (SISP), and PIK program as a response to such competitive pressure. The Company developed its PCL program to allow the delivery and redelivery of gas purchased by the customers to their facilities. The Company developed and received approval for its SISP program, which allocated lower cost supplies to these customers. Under its PIK program, the Company accepts gas in lieu of cash for PCL payments and for payment for exchanges of gas between intrastate pipelines. PIK gas is priced to general system gas distribution operations at the weighted average cost of gas (WACOG). Some of the PCL contracts include price caps, which reduce the volume of gas delivered to the Company as the price of gas purchased by the customer escalates. PCL customers with contracts containing price caps represent approximately 76 percent of 1994 PCL volumes and 72 percent of 1993 PCL volumes.

         In recent years, certain interstate and intrastate pipeline companies have been very aggressive in attempting to capture industrial load within the Company's service area, a phenomenon generally referred to as "bypass" in the gas industry. The Company has moved to protect its load through its PCL and other special sales programs.

         All of ONG's rate schedules for gas sales filed with and approved by the Oklahoma Corporation Commission allow ONG to pass on to its customers changes in the field cost of gas by means of a purchased gas adjustment clause. In recent years, the field price of new gas for short-term deliveries has fallen sharply, resulting in prices substantially lower than the Company's current average cost of gas. Although the field price escalated sharply in 1993, it is anticipated that this condition may continue for several years until the supply and demand for gas becomes more balanced. While such conditions continue, the Company may be unable to make any off-system sales in interstate commerce or attract new large industrial customers to its system except through the use of the PCL, SISP, and PIK programs described above and any other new programs that may be developed to enable large industrial customers, whether existing or new, to compete economically.

         In the past, the Company's principal competitors for new gas supply were interstate purchasers and large users who had transportation contracts with interstate pipelines. However, FERC rules now allow the contract transportation of gas for others. Many additional purchasers, including large industrial users and distribution companies, now have direct access to gas supply, and the Company is faced with many more competitors for available new gas supply. Many of such purchasers are much larger and have much greater financial resources than the Company. Since 1982, the Company has had a surplus of natural gas available to its utility system and had ceased contracting for new gas reserves until 1993.

         In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. The Company has complied with the Order for its interstate pipeline, OkTex Pipeline Company. The Company's intrastate transportation operations are not regulated by the FERC. It is difficult to assess what long term impact, if any, the Order will have on the Company.

         (b)  EXPLORATION AND PRODUCTION OPERATIONS

         In the area of exploration and production operations, the Company competes with many large integrated oil and gas companies and numerous independent oil and gas companies of various sizes for leaseholds and drilling prospects. Many of these companies have greater financial resources than the Company. The Company continues to be able to sell its crude oil production at current market prices and anticipates continuing to be able to sell such production in the future. However, the Company, like the rest of the industry, has from time to time curtailed some of its natural gas production because of low prices. A small amount of production is still sold under long-term contracts.
         In certain instances, the Company has agreed to lower prices in order to continue sales. Most production is sold to brokers at spot-market prices.

         (c)  GAS PROCESSING OPERATIONS

         The Company owns varying interests in 16 plants which extract liquids from natural gas. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents that have greater financial resources than the Company. In 1990, natural gas liquids production was at less than full capacity because of reduced throughput due to a depressed market for natural gas. During 1990, 1991, and 1994 ethane was rejected from the recovery process because it was uneconomical to produce at the prevailing market prices. Volumes and prices increased significantly in 1991 partially due to the Middle East crisis. When prices escalate, recovery of ethane generally increases. The production costs of such liquids generally depend on the cost of the natural gas being processed and the underlying agreements. Because of the generally favorable location of the plants and terms of the Company's processing and operating agreements, the Company anticipates continuing to have favorable product costs and anticipates that its currently competitive position in marketing will remain so for the near future. Such liquids are used as a petrochemical feedstock, for residential heating and cooking primarily in rural areas, and by refiners in producing motor fuels. In 1989, the Company began buying natural gas for resale to others.

         (11) Research and Development Costs

         During the 1994, 1993, and 1992 fiscal years, ONG spent $563,000, $195,000, and $320,000, respectively, on research and development activities. These activities were carried out primarily through the American Gas Association, a trade association of which the Company is a member, and the Gas Research Institute, which is the principal organization for cooperative research and development activities in the investor-owned gas utility industry.

         (12) Material Effects of Environmental Control Compliance.

         There have been no material effects upon capital expenditures, earnings, or the Company's competitive position during the 1994 fiscal year related to compliance with federal, state, or local regulations relating to the discharge of materials into the environment or the protection of the environment. No material effects of this nature are anticipated during the 1995 fiscal year.

         (13) Number of Persons Employed

         The Company employed 2,061 persons at August 31, 1994, and is currently not a party to any collective bargaining agreements with such employees.

ITEM 2.  PROPERTIES

(A)      Description of Property

         (1) DISTRIBUTION AND TRANSMISSION OPERATIONS

         (a)  Gas Distribution Operations

         The Company had 13,739 miles of pipeline and other distribution facilities at August 31, 1994. Oklahoma Natural Gas Company owns a five-story office building in Oklahoma City, Oklahoma, as well as a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout the state. The Company also owns a fleet of vehicles and maintains an inventory of spare parts, equipment, and supplies.

         (b)  Gas Transmission Operations

         The Company had a combined total of 4,926 miles of transmission and gathering pipeline on August 31, 1994. In addition, the Company owns five underground storages located throughout the state. Four of the storages operated by the Company are located next to its large market areas. These four storages have a combined storage capacity of 124.5 billion cubic feet. The other storage is located in western Oklahoma and is leased to and operated by another company. However, 25 billion cubic feet of storage capacity has been retained for use by the Company in this reservoir. Compression and dehydration facilities are located at various points throughout the pipeline system.

         The Company owns a 25 percent interest in two partnerships, each of which owns a transmission pipeline system and related facilities for the transportation of natural gas.

         The Ozark Gas Transmission System consists of approximately 280 miles of 20-inch diameter trunk pipeline, approximately 170 miles of lateral pipeline of diameters ranging from 4 inches to 10 inches, and compression and dehydration facilities. Ozark's pipeline system originates in Pittsburg County, Oklahoma, crosses the Arkoma Basin in southeastern Oklahoma and north central Arkansas, and interconnects in White County, Arkansas, with facilities belonging to an interstate gas transmission company. The designed capacity of the trunk line is 170,000 Mcf per day. System throughput during 1994 averaged approximately 88,000 Mcf per day. Current throughput is approximately 98,000 Mcf per day.

         Red River Pipeline is a transmission pipeline system consisting of approximately 361 miles of 24-inch diameter pipeline and related facilities. The system originates in Hemphill County, Texas, and terminates in Pecos County, Texas, where it connects with Oasis Pipeline. In 1993, the system was modified to allow bidirectional flow. The system has a designed capacity of 250,000 Mcf per day south and 200,000 Mcf per day north. System throughput during 1994 averaged approximately 119,000 Mcf per day. Current throughput is approximately 120,000 Mcf per day.

         (2) EXPLORATION AND PRODUCTION OPERATIONS

         The Company owns varying economic interests in 484 gas wells and 167 oil wells, some of which are multiple completions. Such interests are in wells located in Oklahoma, Alabama, Texas, and Louisiana. The Company owns 42,342 net onshore developed leasehold acres and 24,960 net onshore undeveloped acres. The Company owns no offshore acreage. Onshore acreage is located in Alabama, Arkansas, Colorado, Florida, Louisiana, Oklahoma, Texas, and Mississippi. Lease acreage in producing units is held by production. Leases not being held by production are generally for a term of three years. However, such leases require payments of rentals annually, or the leases terminate.

         (3) GAS PROCESSING OPERATIONS

         The Company owns interests in 16 gas processing plants in Oklahoma and one in Texas, which extract liquid hydrocarbons from natural gas. The residue gas remaining after such extraction is either taken by the Company or sold to other gas pipeline companies. The Company's share of the capacity of the plants is 327 million cubic feet per day. The Company's share of liquids extracted during the 1994 fiscal year averaged 12,680 barrels per day. During 1994, the Company sold 70,496 Mcf of natural gas per day, of which 69,822 Mcf per day was sold to unaffiliated customers.

         (4) OTHER OPERATIONS

         (a)  Building Operations

         The Company owns a parking garage with 1,179 parking spaces and also land subject to a long-term ground lease upon which has been constructed a seventeen-story office building with approximately 500,000 square feet of net rentable space, which is being leased to the Company. The lease term is for 25 years with six five-year renewal options. After any renewal period, the Company can purchase the property at its fair market value. The Company has occupied and reserved approximately 300,000 square feet of net rentable space for its own use and leases the remaining space to others.

(B)      Other Information

         This data below has been prepared in accordance with the Securities and Exchange Commission (SEC) requirements, and readers are cautioned that the information can be readily misunderstood. Diligent care should be taken to read the Management's Discussion and Analysis of Financial Conditions and Results of Operations and the Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders filed as

         Exhibit 13 to this filing, in order to understand the specific data that is covered in each disclosure.

         Production figures are defined by the SEC to include natural gas liquids from Company-owned leases. The Company produces a substantial amount of natural gas liquids as a result of ownership in several gas processing plants, but the Company does not own the reserves attributable to the leases producing the gas processed by these plants. As a result of this exclusion by the SEC, information concerning these natural gas liquids is not included in any of the tables in this section but is included under GAS PROCESSING OPERATIONS on page 7.

         (1)  Oil and Gas Reserves

         The oil and gas reserves owned by the Company are all located in the United States.

         (a)  Quantities of Oil and Gas Reserves

         Note K of Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing is incorporated herein by this reference.

         (b)  Present Value of Estimated Future Net Revenues

         Note L of Notes to Consolidated Financial Statements in the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing is incorporated herein by this reference.

         (2)  Reserve Estimates Filed with Others

         There were no reserve estimates filed with or included in reports to any federal authority or agency other than the SEC during the last twelve months.

         (3)  Quantities of Oil and Gas Produced

         The net quantities of oil and natural gas produced and sold, including intercompany transactions, for the last five fiscal years were as follows:

                                1994            1993           1992             1991             1990
                               ------------------------------------------------------------------------
         Oil (Bbls)            572,113         442,931        375,506          294,025          255,575

         Gas (MMcf)              8,043           8,401          7,349            6,952            7,338

         (4)  Average Sales Price and Production (Lifting) Costs

         The average sales price and average lifting costs for each of the last three fiscal years were:

                                                                1994             1993             1992
                                                              -----------------------------------------
         Average Sales Price:(a)
           Oil (Bbl)                                           $14.18           $18.50           $20.07
           Gas (Mcf)                                           $ 1.99             2.01           $ 1.47

         Average Lifting Costs:
           Equivalent barrel of
             oil & gas (b)                                     $ 2.57           $ 2.65           $ 2.46

         (a) In determining the average sales prices of oil and gas, sales to affiliated companies were recorded on the same basis as sales to unaffiliated customers.

         (b) For the purpose of calculating the average lifting cost per equivalent barrel of production, natural gas was converted to a liquid equivalent using six (6) Mcf of natural gas to one barrel of oil. Lifting costs do not include depreciation or depletion.

         (5)  Wells and Developed Acreage

         The total gross and net productive oil and gas wells either owned by the Company or in which the Company had a working interest and the total gross and net developed acres at the end of the fiscal year were as follows:

                                                                  Oil              Gas
                                                                  --------------------
                       Gross wells (a)                            140              372
                       Net wells   (a)                             31              151
                       Gross acres (b)                             -                -
                       Net acres   (c)                             -                -

         (a) The gross and net wells shown above are wells in which the Company has a working interest and does not include wells in which the Company has royalty or overriding royalty interests. Four of the 140 oil wells are dual completions. One of the 372 gas wells is a triple completion and 12 are dual completions.

         (b) The amount of gross developed acres is not available from the Company's records.

         (c) The total net developed acres for both oil and gas is 43,342 acres. The amount of net developed acres by well classification is not available from the Company's records.

         (6)  Undeveloped Acreage

         Of the Company's 24,960 net onshore undeveloped acres, approximately 11 percent lies in the Ardmore Basin area, approximately 31 percent lies in the Anadarko Basin area in Oklahoma, approximately 20 percent lies in the Oklahoma portion of the Arkoma Basin, and approximately 10 percent lies in the Texas Gulf Coast area. The gross and net undeveloped leasehold acreage held by the Company at the end of the fiscal year was as follows:

                                                                      Gross             Net
                                                                     -----------------------
                Alabama                                                 759              177
                Arkansas                                              6,630            2,775
                Colorado                                                 80                1
                Florida                                                 770              196
                Louisiana                                               149               28
                Oklahoma                                             40,398           12,789
                Texas                                                22,063            8,917
                Mississippi                                           1,608               77
                                                                     -----------------------
                                                                     72,457           24,960
                                                                     =======================

         (7)  Net Exploratory and Development Wells Drilled

                                                               Exploratory             Development
                                                               -----------             -----------
                1992
                Productive                                       1.8447                  5.5757
                Dry                                              1.5500                  2.0922
                                                                 ------                  ------
                  Total                                          3.3947                  7.6679
                                                                 ======                  ======

                1993
                Productive                                       0.4840                  5.4701
                Dry                                              1.8487                  2.3540
                                                                 ------                  ------
                  Total                                          2.3327                  7.8241
                                                                 ======                  ======

                1994
                Productive                                       0.8500                  5.5760
                Dry                                              3.5075                  1.8866
                                                                 ------                  ------
                  Total                                          4.3575                  7.4626
                                                                 ======                  ======

         (8)  Present Drilling Activities

         On August 31, 1994, the Company was participating in the drilling of 6 wells, with the Company's average net interest in these drilling activities amounting to 2.3105 wells.

         (9)  Future Obligations to Provide Oil and Gas

         The Company is not obligated to provide any fixed or determinable quantities of oil or natural gas in the future.

ITEM 3. LEGAL PROCEEDINGS

Agricultural Minerals, Limited Partnership v. ONEOK Inc., et al., No. CJ-94-93, District Court, Rogers County. On March 4, 1994, the Plaintiff filed a petition alleging that it is the successor to a 15-year gas service agreement and pipeline capacity lease agreement entered into with the Company in 1989, which is necessary to transport gas to its fertilizer plant, that such agreements are an exclusive dealing arrangement in furtherance and preservation of the Company's monopoly power preventing its customers from securing alternate sources of transportation service and causing artificially higher rates for transportation service because of the lack of any free and open competition; that in the exercise of its monopoly power the Company has devised and implemented an unregulated scheme to unlawfully discriminate against the Plaintiff, and that as a result the Company charges competitors of the Plaintiff substantially less than it charges the Plaintiff for comparable transportation services. The Plaintiff alleges that such conduct is in violation of the Oklahoma antitrust laws and asks for actual damages in excess of $10,000, trebling of the actual damages, costs, and reasonable attorney fees. On August 11, 1994, the Court denied the Company's motion to dismiss and/or stay the action on the grounds that the Court lacked jurisdiction. On August 31, 1994, the Company filed its answer denying the Plaintiff's allegations, and alleging that both the contracts with the Plaintiff and those with the Company's other pipeline capacity lease customers were entered into as a result of arm's length bargaining in a free and effective competitive market for industrial gas supplies. The case is now in the discovery stage. A related proceeding filed by the Company in the Oklahoma Corporation Commission, Application for a Determination that the Rate Charges Pursuant to a Pipeline Capacity Lease Agreement between ONG and AMLP is Just and Reasonable, Cause No. PUD 940000419, is described hereinafter.

Cayman Resources Corporation v. ONEOK Resources Company, No. C-91-400-E, District Court, Stephens County. On November 22, 1991, the Plaintiff filed a petition alleging a breach of contract relating to an area of mutual interest, requesting a declaratory judgment of the rights of the parties under the contract, and asking for damages in excess of $10,000, plus attorney fees and costs. The Company estimates the value of the property involved to be approximately $200,000. The Company filed its answer generally denying the alleged breach of contract and alleging, as an affirmative defense, failure on the part of Plaintiff to state any claims upon which relief can be granted by the court. The case is currently in the discovery stage.

Fent, et ux v. Oklahoma Natural Gas Company, a division of ONEOK Inc., et al., No. CJ-88-10148, District Court, Oklahoma County. On October 6, 1988, the Plaintiffs filed a petition for reimbursement for the cost of replacement of a yard line and for repairing the gap in piping caused by the relocation of the meter to the property line and as a class action for similarly situated customers. The Company moved to dismiss the action on the grounds the District Court did not have subject matter jurisdiction and a failure to state a cause of action for which relief could be granted. The District Court granted the motion to dismiss and the Plaintiffs appealed the decision. On August 14, 1991, the Court of Appeals reversed the trial court's decision and remanded the case for further proceedings. The Appellate court held that the trial court had erred in ruling both that it was without jurisdiction and that the Plaintiffs had failed to state a cause of action, instead finding that under Commission Rule 6(a) the Company could be responsible for maintenance of the pipeline up to the outflow side of the meter. As a result, the Company could have a duty to repair the gap caused by removal of the meter and to maintain and repair the yard line. The case was remanded to the District
Court; the Company filed a related proceeding with the Oklahoma Corporation Commission (see below); and, although the Plaintiffs filed a motion in district court to certify the class, further proceedings in the case were stayed pending resolution of the appeal of the decision in the Corporation Commission proceeding described below.

Fent, et ux v. Oklahoma Natural Gas Company, a division of ONEOK Inc., No. 79,243, Oklahoma Supreme Court. On June 26, 1991, the Company filed an application with the Oklahoma Corporation Commission requesting an interpretation of applicable rules and an order that the Company's customers are responsible for installation and maintenance of all piping between the property or curb line and the customer's point of consumption, regardless of meter location on the premises. The Fents objected, asserting that the dispute was resolved by the District Court case described above and the Commission lacked power to decide the issue. The Commission ruled that it had jurisdiction, and under the Commission's Rules, the customer is financially responsible for the yard line. The Order of the Commission was appealed. On April 27, 1993, the Court of Appeals affirmed the order and the Fents sought review by the Oklahoma Supreme Court. The Supreme Court granted certiorari, and, by an opinion issued on October 4, 1994, held that the Commission's determination of an issue decided by the Court of Appeals in the District Court case constituted an impermissible collateral attack on that decision, which had become "the law of the case," vacated the opinion of the Court of Appeals, and reversed the Commission's order. The Company is filing a motion for rehearing with the Supreme Court.

Hadson Energy Resources Corporation v. ONG Western, Inc., No. 93-3953-62, District Court, Oklahoma County. On May 5, 1993, the Plaintiff filed a petition seeking damages in an amount in excess of $500,000.00 for the alleged breach of the take-or-pay provisions of a gas purchase contract for the 1989-1992 contract years. The contract covers one well in Canadian County, Oklahoma. The Plaintiff also seeks to recover interest, costs, and reasonable attorney fees. The Company has filed an answer denying any amounts are owed under the Contract and alleging certain affirmative defenses and counterclaims. The case is in the discovery stage. The Company has entered into settlement discussions on this case with Apache Corporation, the successor to Hadson Energy Resources Corporation.

McWilliams, et ux. v. ONEOK Inc., No. CJ-94-244, District Court, Kay County.
On September 2, 1994, the Plaintiffs filed a petition alleging personal injury sustained by one of the Plaintiffs from a fire that ignited while he attempted to remove a fire extinguisher from equipment that had struck and ruptured a gas pipeline, asking for actual damages of $30,000,000 and punitive damages of $25,000,000, together with costs and attorney fees. The Company intends to answer denying the allegations.

Mustang Fuel Corp. of Oklahoma, et al. v. ONEOK Exploration Company and ONEOK Resources Company, No. CJ-94-4293-63, District Court, Oklahoma County. In this action filed on June 21, 1994, the Plaintiffs seek a declaratory judgment interpreting the provisions of an Asset Purchase Agreement dated November 4, 1988 (the "Agreement"), between ONEOK Exploration Company and ONEOK Resources

Company (collectively "ONEOK") and Mustang Fuel Corp. of Oklahoma and Mustang Energy Corp. (collectively "Mustang"), concerning the sale of oil and gas properties by ONEOK to Mustang in 1988. Specifically, Mustang seeks an interpretation of the Agreement with respect to who bears the responsibility for making cash-balancing payments on certain gas wells that had been overproduced by ONEOK but which were not scheduled under the Agreement. In addition, Mustang seeks a judgment against ONEOK in the amount of $549,655.50, which it alleged represents the amount that ONEOK should have paid to Mustang for the overproduction on the gas wells, which were not scheduled under the Agreement. Mustang also seeks to recover interest, costs, and attorneys' fees. The Company has answered denying the allegations. The case is now in the discovery stage. This matter is related to the Payne case described below. Settlement discussions are in progress.

Payne, et al. v. Mustang Fuel Corporation and ONEOK Resources Company, No. CJ-94-53, District Court, Grady County. In this action filed on February 10, 1991, the Plaintiff trustees allege that they are a working interest owner in a well, and they are entitled to be compensated for 30,379 Mcf of gas overproduction of the well for the account of the Company and another working interest owner, and asks for damages in excess of $10,000, interest, and attorney fees. The Company was a working interest owner when the well was overproduced in 1986 and 1987, which interest was subsequently sold to Mustang Fuel Corporation. The Company has filed an answer denying any liability. The case is now in the discovery stage. This matter is related to the Mustang Fuel case described above.

Producers Selling Gas Processed at the Laverne and/or Mooreland Plants (including ONEOK Exploration Company), Docket No. IN 92-1-000, and Amoco Production Company and ORYX Energy Company, Docket No. IN 92-2-000, before the Federal Energy Regulatory Commission. On November 18, 1991, the Federal Energy Regulatory Commission ("FERC") initiated these proceedings against the owners of gas production behind the Laverne and Mooreland Gas Processing Plants to determine if the owners had violated the maximum lawful pricing provisions of the Natural Gas Policy Act of 1978 ("NGPA"). The owners collected the maximum lawful price for the gross volumes of gas sold at the wellhead to ANR Pipeline Company ("ANR"), but they failed to reimburse ANR for the full value of the gas that was lost, used or extracted in the gas plant operations. The FERC staff contends that the transactions are, in economic reality, one transaction, and therefore violate the maximum lawful pricing provisions of the NGPA. Even if it is found that there are separate gas purchase and processing transactions between the parties, the FERC contends that there was a scheme devised by the parties to circumvent the requirements of the NGPA. According to calculations made by ANR, the current potential financial exposure for ONEOK Exploration Company and its affiliates is approximately $7.5 million plus civil penalties and interest from January 1, 1992. On December 11, 1992, the presiding administrative law judge issued the Commission's Initial Decision in the Docket involving Amoco Production Company and ORYX Energy Company, and in which ONEOK Exploration Company was an intervenor. The administrative law judge determined that there was not a sufficient evidentiary basis for finding any specific violations of the maximum lawful pricing provisions of the NGPA. The FERC Staff, as well as Amoco, ORYX, and other parties, filed exceptions to the Commission's Initial Decision on January 11, 1993.

In the Matter of the Ad Valorem Tax Protest of Oklahoma Natural Gas Company, ONG Sayre Storage, ONG Transmission Company, ONEOK Services, Inc., ONG Western, Inc., ONG Red Oak Transmission Company, and OkTex Pipeline Company, Case Nos. E-94-32, E-94-33, E-94-34, E-94-35, E-94-36, E-94-37, E-94-38, Court of Tax
Review, Oklahoma Board of Equalization. On August 8, 1994, the companies filed protests of the 1994 Oklahoma ad valorem tax assessments in the Oklahoma Court of Tax Review. The protests asserted that the ad valorem tax ratio set for the companies by the Oklahoma State Board of Equalization is excessive and unlawful. The cases are pending possible consolidation with 68 other protests filed by public service corporations and pipelines on similar grounds. (In a separate action filed in the Oklahoma Supreme Court, another corporation has asked the court to assume original jurisdiction and decide the legality of the Board's action.)

Application of Oklahoma Natural Gas Company for Limited Deviation From the General Priority Schedule Established by OCC-OGR 1-305, General Cause No. 28738, Oklahoma Corporation Commission. This is a request by the Company for an exception from the Commission's Market Demand Rules so that the Company will not be required to purchase ratably from wells producing gas priced in excess of NGPA Sec. 102 price, filed December 16, 1983. The Oklahoma Fertilizer Manufacturers' Association and Damson Oil Corporation have intervened in the case. No date for a hearing has ever been set by the Commission.

In the Matter of the Application of Oklahoma Natural Gas Company, a Division of ONEOK Inc. for Examination of Standby Service, Cause CD No. 598, Oklahoma Corporation Commission. This is a request filed on September 6, 1988, by the Company to determine if standby and/or partial service shall be offered by the Company, and if offered, what rates should apply, what the priority for such service should be, what class of customers should be able to utilize such service, and remaining terms and conditions applicable to such service. The Company's brief argued that the Commission had no jurisdiction to require standby service, or alternatively, if jurisdiction does exist, no standby service should be required. On December 11, 1990, an Administrative Law Judge recommended that the Commission assert jurisdiction to determine the issue of standby service. The Company appealed the recommendation to the full Commission, and the Commission voted to accept the recommendation. The matter was appealed to the Oklahoma Supreme Court. On October 20, 1992, the Supreme Court decided the Commission is empowered to determine whether standby is in the public interest and what rates to apply, and the matter has been returned to the Commission for further proceedings. No hearing date has been set.

In the Matter of the Application of Oklahoma Natural Gas Company, a Division of ONEOK Inc., for a Review and Determination Concerning its Rates and Earnings in Compliance with the Requirements of 17 O.S. Supp. 1990, Section 263, and for Other Appropriate Relief, Cause PUD No. 910001190, Oklahoma Corporation Commission. The Company filed an application on December 6, 1991, requesting in increase of $63.3 million in rates. Subsequently consolidated were proceedings relating to the Take-or-Pay Settlements Account (Cause PUD No. 91000115), the SISP Program Modifications (Cause PUD No. 920001394 and Cause CD No. 92000165303), and the Lone Star Acquisition (Cause PUD No. 910001144). On March 5, 1992, the Commission granted an interim rate increase of $18.2 on an annualized basis, subject to refund with interest. On January 6, 1994, the Commission approved a joint stipulation by an order which has become final, which provides for recovery of the settlement costs in take-or-pay and similar claims. Rates implementing the approved recovery procedures were approved by the Director of the Public Utility Division on February 1, 1994. Decisions reached by the Commissioners during posthearing public deliberations on the rate order during the first half of 1994 and concluded on June 29, 1994, indicate a rate increase of approximately $5.5 million in addition to the interim annual rate increase. This amount is subject to review and approval of a final order which is pending. With reference to the consolidated proceeding relating to the acquisition of the Oklahoma properties of Lone Star Gas Company, in which the Company asked that the full purchase price be included in the rate base for ratemaking purposes, and in its public deliberations, the Commission has voted to allow the Company to amortize the amount over a 5-year period but earn no return on the outstanding balance.

With reference to the consolidated Application in Cause PUD No. 01394 to modify the SISP Program to permit the Company to purchase sufficient volumes of gas to supply its SISP market demand at whatever price is necessary to ensure that the Company can meet the needs of its SISP customers, and an Application in Cause CD No. 165303 requesting modification of the limited deviation under which SISP operates, emergency relief was granted on October 28, 1992, effective September 30, 1992, pending further review in the rate proceedings. The Commissioners in their rate case deliberations voted to make the granted emergency relief permanent, subject to review and approval of a final order in the proceedings.

Application for a Determination that the Rate Charges Pursuant to a Pipeline Capacity Lease Agreement between ONG and AMLP is Just and Reasonable, Cause No. PUD 940000419. On August 19, 1994, the Company filed an Application with the Commission requesting that the Commission determine that the rate the Company charges Agricultural Minerals Limited Partnership ("AMLP") pursuant to a 1989 pipeline capacity lease agreement is just and reasonable. On September 9, 1994, the Commission Staff filed a Motion to Establish Procedural Schedule, which was set for hearing on September 15, 1994. At the hearing, the administrative law judge established a schedule on the issue of jurisdiction. Initial briefs were filed October 3, 1994, and reply briefs on October 10, 1994. Oral arguments, if requested by the judge, will be on October 31, 1994. The Company has also filed a motion to limit the scope of the hearing to the matters raised in the Company's application. This proceeding is related to the Agricultural Minerals, Limited Partnership v. ONEOK Inc. lawsuit filed in Rogers County District Court described earlier.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

(A)      Matters Submitted to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the 1994 fiscal year.

(B)      Executive Officers of the Registrant

Larry W. Brummett is Chairman of the Board of Directors, President, and Chief Executive Officer - ONEOK Inc. He was born in Tulsa, Oklahoma, and received B.S. and M.S. degrees in civil engineering from the University of Oklahoma in 1974 and 1984, respectively. He joined Oklahoma Natural Gas in 1974 as an engineer trainee and subsequently served in positions of increasing responsibility. He was promoted to Vice President - Tulsa District on

September 1, 1986, to Executive Vice President of Oklahoma Natural Gas on May 17, 1990, to Executive Vice President - ONEOK Inc. on January 21, 1993, and to President and Chief Executive Officer of ONEOK Inc. on February 17, 1994. Mr. Brummett was elected to the position of Chairman of the Board of Directors effective June 1, 1994. Mr. Brummett is 44.

D. L. Kyle is President and Chief Operating Officer of Oklahoma Natural Gas Company and ONG Transmission Company. He was born in Wichita, Kansas, and reared in Oklahoma City, Oklahoma. He received a B.S. degree in industrial engineering and management from Oklahoma State University in 1974 and an MBA degree in 1987 from the University of Tulsa. He joined Oklahoma Natural Gas in 1974 as an engineer trainee and subsequently served in positions of increasing responsibility. He was elected to Vice President of Gas Supply in 1986 and Executive Vice President in 1990. Mr. Kyle was elected to the position of President and Chief Operating Officer on September 1, 1994. Mr. Kyle is 42.

B. M. Van Meter is President - Energy Companies of ONEOK. He was born in Bartlesville, Oklahoma, and received a petroleum engineering degree from the University of Oklahoma in 1955. After approximately 30 years of experience in various managerial and technical positions in the oil and gas industry, he joined ONEOK in 1985 as President of ONEOK Exploration Company and ONEOK Resources Company. He was named to his present position in 1986. Mr. Van Meter is 61.

J. D. Neal is Vice President, Chief Financial Officer, and Treasurer. He was born in Shawnee, Oklahoma, and has a bachelor of arts degree from Oklahoma Baptist University with majors in both economics and management. He joined the Company in 1961 and has held various positions in operations and accounting.
He was promoted to Assistant Treasurer in June 1988 and to Treasurer in January of 1989. He was elected to the position of Vice President - Finance in May 1990. On January 1, 1992, he assumed his current position. Mr. Neal is 55.

Lavon W. Neal is Vice President, Secretary, and Assistant Treasurer. She was born in Ponca City, Oklahoma, and received a B.S. degree in business administration in 1954 from the University of Oklahoma. Joining ONG in 1957, she became Secretary to the Chairman of the Board in 1972 and Executive Assistant to the Chairman and Assistant Secretary and Assistant Treasurer in 1974. She became Vice President Corporate Responsibilities and Services in 1976. Effective December 1, 1991, she assumed her present position. Ms. Neal is 62.

F. W. Schemm is Vice President of Business Development - ONEOK Inc. He was born in South Dakota and reared in Hutchinson, Kansas. He received a B. S. degree in engineering from Kansas State University in 1960 and went to work at Oklahoma Natural Gas Company as an engineer trainee. He has served in various management positions, including Manager of Pipeline Systems Design and district operating management positions. He was promoted to Vice President of Enid district in 1990 and to his current position in April 1994. Mr. Schemm is 60.

There is no relationship by blood, marriage, or adoption between any of the above executive officers. All executive officers are elected at the annual meeting of directors held in January. All officers serve for a period of one year or until their successors are duly elected.

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)      Market Information

The Company's common stock is listed on the New York Stock Exchange and the Midwest Stock Exchange. The high and low market prices of the Company's common stock as traded on the New York Stock Exchange for each fiscal quarter during the last two fiscal years were as follows:

                                                                         High                    Low
                                                                       -------------------------------
1993
- - ----
First quarter                                                          $18 3/8                 $16 1/4
Second quarter                                                         $20 5/8                 $16 7/8
Third quarter                                                          $24 7/8                 $20
Fourth quarter                                                         $26 1/4                 $20 3/8

1994
- - ----
First quarter                                                          $22 5/8                 $19 5/8
Second quarter                                                         $20 1/2                 $17 5/8
Third quarter                                                          $18 1/2                 $15 3/4
Fourth quarter                                                         $19 3/4                 $15 3/4

(B)      Holders

There were 12,208 holders of the Company's common stock at August 31, 1994.

(C)      Dividends

Quarterly dividends declared on the Company's common stock during the last two fiscal years were as follows:

                                                                        1994                1993
                                                                        ------------------------
First quarter                                                           $.27                $.25
Second quarter                                                           .28                 .27
Third quarter                                                            .28                 .27
Fourth quarter                                                           .28                 .27
                                                                        ----                ----
         Total                                                         $1.11               $1.06
                                                                        ====                ====

Dividend restrictions are as follows: the debt agreements pursuant to which the Company's outstanding long-term and short-term debt has been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $27,412,000 of retained earnings is so restricted. On August 31, 1994, $147,514,000 was available for dividends on the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following are selected financial data for the Company for each of the last five fiscal years. Dollar amounts are in millions of dollars, except per share amounts.

                                         1994            1993           1992            1991          1990
                                      ----------------------------------------------------------------------
Operating revenues                    $  792.4        $  789.1       $  677.1        $  689.5        $668.0
Operating income                      $   70.9        $   75.7       $   65.0        $   62.4        $ 57.5
Net income                            $   36.2        $   38.4       $   32.6        $   35.9        $ 33.0
Total assets                          $1,137.0        $1,104.5       $1,069.9        $1,051.9        $939.7
Long-term debt                        $  376.9        $  391.9       $  397.9        $  291.2        $244.5
Earnings per common
  share                                  $1.34           $1.43          $1.21           $1.33         $1.21
Dividends per common
  share                                  $1.11           $1.06          $ .96           $ .82         $ .75
Percent of payout                         82.8%           74.1%          79.3%           61.7%         62.0%
Common equity per
  share                                 $13.88          $13.63         $13.28          $13.03        $12.51
Return on common equity                   9.65%          10.46%          9.09%          10.24%         9.76%
Ratio of earnings
  to fixed charges                        2.39            2.33           2.21            2.54          2.48

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including Consolidated Statements of Earnings, Consolidated Statements of Cash Flows, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, and the Notes to Consolidated Financial Statements, together with the report of KPMG Peat Marwick LLP, independent certified public accountants, as contained in the 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing, are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

(A)      Directors of the Registrant

Information concerning the directors of the Company is shown in the 1994 definitive Proxy Statement, which is incorporated herein by this reference.

(B)      Executive Officers of the Registrant

Information concerning the executive officers of the Company is included in
Part I of this Annual Report on Form 10-K.

(C)   Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act is included in the 1994 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is shown in the 1994 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

Information on security ownership of certain beneficial owners is shown in the 1994 definitive Proxy Statement, which is incorporated herein by this reference.

(B)      Security Ownership of Management

Information on security ownership of directors and officers is shown in the 1994 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      Documents Filed as a Part of This Report

                                                                    Page Number or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
         (1)     Exhibits

           (3)(a)      Third Restated Certificate of                   42- 81
                       Incorporation of ONEOK Inc.

           (3)(b)      By-Laws of ONEOK Inc. as                        82- 99
                       Amended

           (4)(a)      Indenture dated November 28,                 Exhibit (4) to
                       1989, between ONEOK Inc. and                 Registration
                       Security Pacific National Bank               Statement on
                                                                    Form S-3, File
                                                                    No. 33-31979

           (4)(b)      Indenture dated December 1,                  Exhibit (4)(b) to
                       1990, between ONEOK Inc. and                 Annual Report on
                       Security Pacific National Bank               Form 10-K dated
                                                                    August 31, 1991

           (4)(c)      First Supplemental Indenture                 Exhibit (4)(c) to
                       dated December 1, 1990, between              Annual Report on
                       ONEOK Inc. and Security Pacific              Form 10-K dated
                       National Bank                                August 31, 1991

           (4)(d)      Second Supplemental Indenture                Exhibit (4)(d) to
                       dated October 1, 1991, between               Annual Report on
                       ONEOK Inc. and Security Pacific              Form 10-K dated
                       National Bank                                August 31, 1991

                       NOTE: Certain instruments defining
                       the rights of holders of long-term
                       debt are not being filed as exhibits
                       hereto pursuant to Item 601(b)(4)(iii)
                       of Regulation S-K. The Company
                       agrees to furnish copies of such
                       agreements to the Commission upon
                       request.

          (10)(a)      ONEOK Inc. Stock Performance                 Exhibit A of 1991
                       Plan                                         Definitive Proxy
                                                                    Statement

                                                                    Page Number or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
          (10)(b)      Unfunded Excess Benefit Plan                 Exhibit (10)(e) to
                       of ONEOK Inc.                                Annual Report on
                                                                    Form 10-K dated
                                                                    August 31, 1984

          (10)(c)      Termination Agreement                        Exhibit (10)(d) to
                       between ONEOK Inc. and                       Annual Report on
                       ONEOK Inc. Executives                        Form 10-K dated
                       dated January 20, 1984                       August 31,1984

          (10)(d)      Indemnification Agreement                    Exhibit (28)(c) to
                       between ONEOK Inc. and                       Annual Report on
                       ONEOK Inc. Officers and                      Form 10-K dated
                       Directors                                    August 31, 1987

          (10)(e)      Ground Lease Between ONEOK                   Exhibit (10)(a) to
                       Leasing Company and South-                   Annual Report on
                       western Associates dated                     Form 10-K dated
                       May 15, 1983                                 August 31, 1983

          (10)(f)      First Amendment to Ground                    Exhibit (19)(b) to
                       Lease between ONEOK Leasing                  Annual Report on
                       Company and Southwestern                     Form 10-K dated
                       Associates dated October 1,                  August 31, 1984
                       1984

          (10)(g)      Sublease Between RMZ Corp.                   Exhibit (10)(c) to
                       and ONEOK Leasing Company                    Annual Report on
                       dated May 15, 1983                           Form 10-K dated
                                                                    August 31, 1983

          (10)(h)      First Amendment to Sublease                  Exhibit (19)(c) to
                       between RMZ Corp. and ONEOK                  Annual Report on
                       Leasing Company dated                        Form 10-K dated
                       October 1, 1984                              August 31, 1984

          (10)(i)      ONEOK Leasing Company Lease                  Exhibit (19)(a) to
                       Agreement with Oklahoma                      Annual Report on
                       Natural Gas Company                          Form 10-K dated
                       dated August 31, 1984                        August 31, 1985

          (10)(j)      Rights Agreement between                     Exhibit 1 to
                       ONEOK Inc. and Chase                         Form 8-A
                       Manhattan Bank, N. A.                        Registration
                       dated March 31, 1988                         Statement dated
                                                                    March 1988

                                                                    Page Number or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
          (10)(k)      Credit Agreement between                       100-177
                       ONEOK Inc. and Bank of
                       America National Trust and
                       Savings Association,
                       dated August 20, 1993

          (10)(l)      First Amendment to Credit                      178-184
                       Agreement between ONEOK Inc.
                       and Bank of America National
                       Trust and Savings Association,
                       dated August 18, 1994

          (10)(m)      Private Placement Agreement                  Exhibit (10)(l) to
                       between ONEOK Inc. and                       Annual Report on
                       Paine Webber Incorporated,                   Form 10-K dated
                       dated April 6, 1993                          August 31, 1993
                       (Medium-term Notes, Series A,
                       up to U.S. $150,000,000)

          (10)(n)      Issuing and Paying Agency                    Exhibit (10)(1) to
                       Agreement between Bank America               Annual Report on
                       Trust Company of New York,                   Form 10-K dated
                       as Issuing and Paying Agent,                 August 31, 1993
                       and ONEOK Inc.
                       (Medium-term Notes, Series A,
                       up to U.S. $150,000,000)

          (13)         Pages 28 through 49 of the                     185-206
                       1994 Annual Report to
                       Shareholders for ONEOK Inc.

          (22)         Required information concerning
                       the registrant's subsidiaries is
                       included in Item 1. of this
                       document.

          (24)         Independent Auditors' Consent                    207

          (28)         History of Gas Pricing                       Exhibit (99) to
                                                                    Annual Report on
                                                                    Form 10-K dated
                                                                    August 31, 1993

         (2)  Financial Statements

         The following financial statements are contained in the Company's 1994 Annual Report to Shareholders filed as Exhibit 13 to this filing.

             (a)  Independent Auditors' Report

             (b) Consolidated Statements of Earnings for the years ended August 31, 1994, 1993, and 1992

             (c)  Consolidated Balance Sheets as of August 31, 1994 and 1993

             (d) Consolidated Statements of Shareholders' Equity for the years ended August 31, 1994, 1993, and 1992

             (e) Consolidated Statements of Cash Flows for the years ended August 31, 1994, 1993, and 1992

             (f)  Notes to Consolidated Financial Statements


                                                                             Page Number or
                                                                             Incorporation
                                                                             by Reference to
                                                                             ---------------
         (3)  Financial Statement Schedules

         Included in Part IV of this report for the years ended August 31, 1994, 1993, and 1992, are the following:

             (a)  Independent Auditors' Report                                      34

             (b)  Schedule V  - Property and Equipment                           35-36

             (c)  Schedule VI - Accumulated Depreciation,
             Depletion, and Amortization                                            37

             (d)  Schedule IX - Short-Term Borrowings                               38

             (e)  Schedule X  - Supplementary Income
             Statement Information                                                  38

         All other schedules have been omitted since the required information is inapplicable or is included in the Consolidated Financial Statements or footnotes thereto.

(B)   Reports on Form 8-K

One report on Form 8-K was filed by the Company during the last quarter of the period covered by this Form 10-K. The Form 8-K reported the settlement of the Carmen Field Limited Partnership case on August 4, 1994.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
ONEOK Inc.:


Under date of October 14, 1994, we reported on the consolidated balance sheets of ONEOK Inc. and subsidiaries as of August 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1994, as contained in the 1994 Annual Report to Shareholders. Our report refers to a change in the method of accounting for certain postemployment and postretirement benefit obligations. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                         KPMG PEAT MARWICK LLP


Tulsa, Oklahoma
October 14, 1994

Property and Equipment (Thousands of Dollars)                         Schedule V

                           Balance               Retire-  Transfers   Balance
                          August 31,  Additions   ments    & Other   August 31,
   System                    1993      at Cost   or Sales  Changes      1994
- - -------------------------------------------------------------------------------
Gas property:
  Distribution             515,923      39,249     5,551       34      549,655
  Transmission             316,423      18,931     3,231      (14)     332,109
  Gas storage               43,010       2,949        13       (2)      45,944
  Other                    107,137       1,000     5,479        0      102,658
- - ------------------------------------------------------------------------------
    Total gas property     982,493      62,129    14,274       18    1,030,366
Exploration and
  production                96,773       8,327     3,103        0      101,997
Drilling                    33,249         724    33,973        0            0
Gas processing              68,507       2,729     1,282        0       69,954
Other                       15,411          19         8        0       15,422
- - ------------------------------------------------------------------------------
  Total                  1,196,433      73,928    52,640       18    1,217,739
==============================================================================



                           Balance               Retire-  Transfers   Balance
                          August 31,  Additions   ments    & Other   August 31,
   System                    1992      at Cost   or Sales  Changes      1993
- - -------------------------------------------------------------------------------
Gas property:
  Distribution             484,221      32,475     4,868    4,095      515,923
  Transmission             314,539       7,135     2,991   (2,260)     316,423
  Gas storage               38,851       4,209        50        0       43,010
  Other                     93,386      14,972     1,239       18      107,137
- - ------------------------------------------------------------------------------
    Total gas property     930,997      58,791     9,148    1,853      982,493
Exploration and
  production                76,635      24,872     4,716      (18)      96,773
Drilling                    34,655         722     2,128        0       33,249
Gas processing              66,764       1,743         0        0       68,507
Other                       15,316          95         0        0       15,411
- - ------------------------------------------------------------------------------
  Total                  1,124,367      86,223    15,992    1,835    1,196,433
==============================================================================



                           Balance               Retire-  Transfers   Balance
                          August 31,  Additions   ments    & Other   August 31,
   System                    1991      at Cost   or Sales  Changes      1992
- - -------------------------------------------------------------------------------
Gas property:
  Distribution             449,063      39,978     5,964    1,144      484,221
  Transmission             308,359       9,803     2,502   (1,121)     314,539
  Gas storage               38,260       2,874     2,260      (23)      38,851
  Other                     85,706       4,628    (3,052)       0       93,386
- - ------------------------------------------------------------------------------
    Total gas property     881,388      57,283     7,674        0      930,997
Oil and gas                 69,577      10,562     3,504        0       76,635
Drilling                    36,157         679     2,181        0       34,655
Gas processing              65,022       1,742         0        0       66,764
Other                       15,924        (608)        0        0       15,316
- - ------------------------------------------------------------------------------
  Total                  1,068,068      69,658    13,359        0    1,124,367
==============================================================================

Depreciation Rates and Methods                            Schedule V (Continued)

Exploration and production properties are depreciated and depleted using the unit-of-production method based upon periodic estimates of oil and gas reserves. Undeveloped properties are amortized based upon remaining lease terms and exploratory and developmental drilling experience. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

Depreciation is computed by major groups of properties based on the following annual depreciation rates:


Exploration and production and drilling                             *
Transmission                                                  .22% to 7.60%
Gas storage                                                  1.55% to 4.74%
Gas processing                                                      *
Distribution                                                 1.41% to 5.91%
General                                                     1.80% to 33.33%

*As described above.

Accumulated Depreciation, Depletion, and Amortization                Schedule VI
(Thousands of Dollars)

                                 Additions
                             ------------------
                 Balance     Charged                      Transfer   Balance
                August 31,     to       Other     Retire-   &/or    August 31,
   System          1993       Income   Accounts    ments   Reclass     1994
- - ------------------------------------------------------------------------------
Gas property:
  Distribution     163,801     19,957         0     5,648        0     178,110
  Transmission     144,690      7,698        18     4,235        0     148,171
  Gas storage       11,997        848         0        23        0      12,822
  Other             23,561      7,377         0     4,199        0      26,739
- - ------------------------------------------------------------------------------
    Total          344,049     35,880        18    14,105        0     365,842
Expl. and prod.     51,035     12,048         0     2,012        0      61,071
Drilling            26,516        580         0    27,096        0           0
Gas processing      49,328      1,894         0     1,239        0      49,983
Other                3,757        456         0       821        0       3,392
- - ------------------------------------------------------------------------------
  Total            474,685     50,858        18    45,273        0     480,288
==============================================================================



                                 Additions
                             ------------------
                 Balance     Charged                      Transfer   Balance
                August 31,     to       Other     Retire-   &/or    August 31,
   System          1992       Income   Accounts    ments   Reclass     1993
- - ------------------------------------------------------------------------------
Gas property:
  Distribution    150,866      18,698         0     5,589     (174)    163,801
  Transmission    138,056       7,690     1,835     3,065      174     144,690
  Gas storage      11,325         739         0        67        0      11,997
  Other            18,584       5,974         0       997        0      23,561
- - ------------------------------------------------------------------------------
    Total         318,831      33,101     1,835     9,718        0     344,049
Expl. and prod.    43,651      10,716         0     3,332        0      51,035
Drilling           27,735         884         0     2,103        0      26,516
Gas processing     46,479       2,849         0         0        0      49,328
Other               3,324         476         0        43        0       3,757
- - ------------------------------------------------------------------------------
  Total           440,020      48,026     1,835    15,196        0     474,685
==============================================================================



                                 Additions
                             ------------------
                 Balance     Charged                      Transfer   Balance
                August 31,     to       Other     Retire-   &/or    August 31,
   System          1991       Income   Accounts    ments   Reclass     1992
- - ------------------------------------------------------------------------------
Gas property:
  Distribution    138,683     17,943         0     5,499     (261)    150,866
  Transmission    131,485      7,515         0     1,205      261     138,056
  Gas storage      10,738        722         0       135        0      11,325
  Other            15,472      4,375         0     1,263        0      18,584
- - -----------------------------------------------------------------------------
    Total         296,378     30,555         0     8,102        0     318,831
Oil and gas        33,326     12,054         0     1,729        0      43,651
Drilling           28,994        887         0     2,146        0      27,735
Gas processing     43,633      2,846         0         0        0      46,479
Other               2,934        475         0        85        0       3,324
- - -----------------------------------------------------------------------------
  Total           405,265     46,817         0    12,062        0     440,020
=============================================================================

Short-Term Borrowings                                                Schedule IX
(Thousands of Dollars)

                                                                        (2)
                                     Weighted                         Weighted
                            Balance   Average                  (1)     Average
                             at End  Interest   Maximum      Average  Interest
Short-Term Notes Payable   of Period   Rate   Outstanding  Outstanding  Rate
- - ------------------------------------------------------------------------------
1994 Fiscal Year            $50,000     5.2%    $65,000      $32,000     4.0%
                             ======     ===      ======       ======     ===

1993 Fiscal Year            $22,000     3.5%    $50,000      $14,000     4.0%
                             ======     ===      ======       ======     ===

1992 Fiscal Year             $5,000     6.0%   $104,000      $41,000     6.1%
                              =====     ===     =======       ======     ===

(1) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(2) The weighted average interest rate during the period was computed by dividing the total annualized interest cost per issue by the total short-term debt outstanding during the year.





Supplementary Income Statement Information                            Schedule X
(Thousands of Dollars)

                                                                 Charged to
Ad Valorem Taxes                                            Costs and Expenses
- - ------------------------------------------------------------------------------
1994 Fiscal Year                                                  $11,948
                                                                   ======

1993 Fiscal Year                                                  $11,768
                                                                   ======

1992 Fiscal Year                                                  $11,247
                                                                   ======

OTHER MATTERS

         For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference in registrant's Registration Statements on Form S-8 Registration Nos. 33-38059 (filed December 3, 1990), 33-52733 (filed March 18, 1994), and 33-69062
         (filed September 21, 1993):

             Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its Counsel the matter has been settled by a controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed by the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of October, 1994.


                                                    ONEOK Inc.
                                                    Registrant

                                                By: J. D. NEAL
                                                    ---------------------------
                                                    J. D. Neal
                                                    Vice President, Chief
                                                    Financial Officer, and
                                                    Treasurer (Principal
                                                    Financial and Accounting
                                                    Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of October, 1994.



LARRY W. BRUMMETT                                           J. D. NEAL
- - --------------------------                                  --------------------------
Larry W. Brummett                                           J. D. Neal
Chairman of the Board,                                      Vice President, Chief
President, Chief Executive                                  Financial Officer, and
Officer, and Director                                       Treasurer (Principal
                                                            Financial and Accounting
                                                            Officer)


W. M. BELL                                                  D. A. NEWSOM
- - --------------------------                                  ---------------------------
W. M. Bell                                                  D. A. Newsom
Director                                                    Director


D. R. CUMMINGS                                              G. D. PARKER
- - --------------------------                                  ---------------------------
D. R. Cummings                                              G. D. Parker
Director                                                    Director


W. L. FORD                                                  J. D. SCOTT
- - --------------------------                                  ---------------------------
W. L. Ford                                                  J. D. Scott
Director                                                    Director


J. M. GRAVES                                                J. E. TYREE
- - --------------------------                                  ---------------------------
J. M. Graves                                                J. E. Tyree
Director                                                    Director


S. J. JATRAS                                                G. R. WILLIAMS
- - --------------------------                                  ---------------------------
S. J. Jatras                                                G. R. Williams
Director                                                    Director


B. H. MACKIE                                                S. L. YOUNG
- - --------------------------                                  ---------------------------
B. H. Mackie                                                S. L. Young
Director                                                    Director

                               Index to Exhibits

                                                                    Filed herewith or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
           (3)(a)*     Third Restated Certificate of
                       Incorporation of ONEOK Inc.

           (3)(b)*     By-Laws of ONEOK Inc. as
                       Amended

           (4)(a)      Indenture dated November 28,                 Exhibit (4) to
                       1989, between ONEOK Inc. and                 Registration
                       Security Pacific National Bank               Statement on
                                                                    Form S-3, File
                                                                    No. 33-31979

           (4)(b)      Indenture dated December 1,                  Exhibit (4)(b) to
                       1990, between ONEOK Inc. and                 Annual Report on
                       Security Pacific National Bank               Form 10-K dated
                                                                    August 31, 1991

           (4)(c)      First Supplemental Indenture                 Exhibit (4)(c) to
                       dated December 1, 1990, between              Annual Report on
                       ONEOK Inc. and Security Pacific              Form 10-K dated
                       National Bank                                August 31, 1991

           (4)(d)      Second Supplemental Indenture                Exhibit (4)(d) to
                       dated October 1, 1991, between               Annual Report on
                       ONEOK Inc. and Security Pacific              Form 10-K dated
                       National Bank                                August 31, 1991

                       NOTE: Certain instruments defining
                       the rights of holders of long-term
                       debt are not being filed as exhibits
                       hereto pursuant to Item 601(b)(4)(iii)
                       of Regulation S-K. The Company
                       agrees to furnish copies of such
                       agreements to the Commission upon
                       request.

          (10)(a)      ONEOK Inc. Stock Performance                 Exhibit A of 1991
                       Plan                                         Definitive Proxy
                                                                    Statement

                                                                    Filed herewith or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
          (10)(b)      Unfunded Excess Benefit Plan                 Exhibit (10)(e) to
                       of ONEOK Inc.                                Annual Report on
                                                                    Form 10-K dated
                                                                    August 31, 1984

          (10)(c)      Termination Agreement                        Exhibit (10)(d) to
                       between ONEOK Inc. and                       Annual Report on
                       ONEOK Inc. Executives                        Form 10-K dated
                       dated January 20, 1984                       August 31,1984

          (10)(d)      Indemnification Agreement                    Exhibit (28)(c) to
                       between ONEOK Inc. and                       Annual Report on
                       ONEOK Inc. Officers and                      Form 10-K dated
                       Directors                                    August 31, 1987

          (10)(e)      Ground Lease Between ONEOK                   Exhibit (10)(a) to
                       Leasing Company and South-                   Annual Report on
                       western Associates dated                     Form 10-K dated
                       May 15, 1983                                 August 31, 1983

          (10)(f)      First Amendment to Ground                    Exhibit (19)(b) to
                       Lease between ONEOK Leasing                  Annual Report on
                       Company and Southwestern                     Form 10-K dated
                       Associates dated October 1,                  August 31, 1984
                       1984

          (10)(g)      Sublease Between RMZ Corp.                   Exhibit (10)(c) to
                       and ONEOK Leasing Company                    Annual Report on
                       dated May 15, 1983                           Form 10-K dated
                                                                    August 31, 1983

          (10)(h)      First Amendment to Sublease                  Exhibit (19)(c) to
                       between RMZ Corp. and ONEOK                  Annual Report on
                       Leasing Company dated                        Form 10-K dated
                       October 1, 1984                              August 31, 1984

          (10)(i)      ONEOK Leasing Company Lease                  Exhibit (19)(a) to
                       Agreement with Oklahoma                      Annual Report on
                       Natural Gas Company                          Form 10-K dated
                       dated August 31, 1984                        August 31, 1985

          (10)(j)      Rights Agreement between                     Exhibit 1 to
                       ONEOK Inc. and Chase                         Form 8-A
                       Manhattan Bank, N. A.                        Registration
                       dated March 31, 1988                         Statement dated
                                                                    March 1988

                                                                    Filed herewith or
                                                                    Incorporation
                                                                    by Reference to
                                                                    ---------------
          (10)(k)*     Credit Agreement between
                       ONEOK Inc. and Bank of
                       America National Trust and
                       Savings Association,
                       dated August 20, 1993

          (10)(l)*     First Amendment to Credit
                       Agreement between ONEOK Inc.
                       and Bank of America National
                       Trust and Savings Association,
                       dated August 18, 1994

          (10)(m)      Private Placement Agreement                  Exhibit (10)(l) to
                       between ONEOK Inc. and                       Annual Report on
                       Paine Webber Incorporated,                   Form 10-K dated
                       dated April 6, 1993                          August 31, 1993
                       (Medium-term Notes, Series A,
                       up to U.S. $150,000,000)

          (10)(n)      Issuing and Paying Agency                    Exhibit (10)(1) to
                       Agreement between Bank America               Annual Report on
                       Trust Company of New York,                   Form 10-K dated
                       as Issuing and Paying Agent,                 August 31, 1993
                       and ONEOK Inc.
                       (Medium-term Notes, Series A,
                       up to U.S. $150,000,000)

          (13)*        Pages 28 through 49 of the
                       1994 Annual Report to
                       Shareholders for ONEOK Inc.

          (22)         Required information concerning
                       the registrant's subsidiaries is
                       included in Item 1. of this
                       document.

          (24)*        Independent Auditors' Consent

          (27)*        Financial Data Schedules

          (28)         History of Gas Pricing                       Exhibit (99) to
                                                                    Annual Report on
                                                                    Form 10-K dated
                                                                    August 31, 1993

____________________
* Filed herewith