Form 10-Q
period 1994-11-30
ONEOK INC
filed 1995-01-09
CIK 74154

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549




                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1994




COMMISSION FILE NO. 1-2572



                              ONEOK Inc.
                100 West Fifth Street, Tulsa, OK 74103
                            (918) 588-7000


INCORPORATED IN                                    IRS EMPLOYER
DELAWARE                                     IDENTIFICATION NO.
                                                     73-0383100







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No



The number of common shares outstanding of the registrant was 26,690,004 as of November 30, 1994.

                           TABLE OF CONTENTS





                                                              Page No.
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Condensed Statements of Earnings -
              Three Months Ended November 30, 1994 and 1993          3

            Consolidated Condensed Balance Sheets -
              November 30, 1994, and August 31, 1994                 4

            Consolidated Condensed Statements of
              Cash Flows - Three Months Ended
              November 30, 1994 and 1993                             5

            Notes to Consolidated Condensed Financial
              Statements                                           6-7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations       7-13

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                    14-15

Item 6.     Exhibits and Reports on Form 8-K                        15

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                              ONEOK Inc.
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)


                                                      3 Months Ended
                                                        November 30,
                                                      1994        1993
OPERATING REVENUES

Distribution and transmission                     $126,453    $135,975
Exploration and production                           5,151       6,674
Gas processing                                      23,655      29,530
Other                                               11,009       5,012
  Total operating revenues                         166,268     177,191

OPERATING EXPENSES

Gas purchase expense                                82,170      87,224
Operations                                          43,675      49,295
Maintenance                                          1,758       1,718
Depreciation, depletion,
  and amortization                                  11,853      13,059
Income taxes                                         4,835       4,794
Other taxes                                          4,905       4,509
  Total operating expense                          149,196     160,599

  Operating income                                  17,072      16,592
Net interest                                         9,284       8,780

  Net income                                         7,788       7,812
Preferred stock dividend
  requirement                                          107         107
Earnings available for
  common stock                                    $  7,681    $  7,705

Earnings per common share                             $.29        $.29

Dividends per common share                            $.28        $.27

Weighted average common
  shares outstanding (thousands)                    26,690      26,634



See accompanying notes to consolidated condensed financial statements.

                                ONEOK Inc.
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                        (THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                  Nov. 30,    Aug. 31,
                                                    1994        1994
ASSETS

Property and equipment                          $1,247,323  $1,217,739
Less accumulated depreciation,
  depletion, and amortization                      491,647     480,288
    Net property and equipment                     755,676     737,451
Current assets:
  Cash and cash equivalents                          5,670       4,545
  Accounts receivable                               84,243      51,029
  Inventories                                      111,062      94,454
  Purchased gas cost adjustment                     12,476      11,809
  Other current assets                               8,165       7,416
    Total current assets                           221,616     169,253
Deferred debits and other assets:
  Take-or-pay                                      106,514     107,491
  Other                                            123,483     122,805
    Total deferred debits and
      other assets                                 229,997     230,296
                                                $1,207,289  $1,137,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Common shareholders' equity:
  Common stock                                  $  195,568  $  195,568
  Retained earnings                                175,134     174,926
    Total common shareholders' equity              370,702     370,494
Preferred stock                                      9,000       9,000
  Total shareholders' equity                       379,702     379,494

Long-term debt, excluding current maturities       362,897     362,897

Current liabilities:
  Current maturities of long-term debt              14,050      14,050
  Notes payable                                    100,000      50,000
  Accounts payable                                  52,090      44,238
  Accrued income taxes                               4,345         -
  Accrued general taxes                             13,849       9,845
  Accrued liabilities                               22,751      20,140
  Customers' deposits                                7,151       6,413
  Deferred taxes                                     3,455       3,822
    Total current liabilities                      217,691     148,508
Deferred credits:
  Deferred income taxes                            196,114     197,156
  Other                                             50,885      48,945
    Total deferred credits                         246,999     246,101
                                                $1,207,289  $1,137,000


See accompanying notes to consolidated condensed financial statements.

                              ONEOK Inc.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        (THOUSANDS OF DOLLARS)
                              (UNAUDITED)

                                                     3 Months Ended
                                                         Nov. 30,
                                                      1994        1993
OPERATING ACTIVITIES
Net income                                        $  7,788    $  7,812
Amortization of take-or-pay deferrals                1,110         -
Depreciation, depletion, and amortization           11,853      13,059
Nonproductive well drilling                            119         416
Net losses of equity investees                         463         352
Net gain on sale of property                           -       (2,053)
Deferred income taxes                              (1,461)         713
Changes in assets and liabilities                 (30,987)    (32,758)
  Net cash used in operating
    activities                                    (11,115)    (12,459)

INVESTING ACTIVITIES
(Increase) decrease in investments, net                 17       (308)
Capital expenditures                              (31,896)    (18,769)
Proceeds from salvage, net of removal costs          1,699       1,917
  Net cash used in investing
    activities                                    (30,180)    (17,160)

FINANCING ACTIVITIES
Increase in notes payable, net                      50,000      43,000
Dividends paid                                     (7,580)     (7,298)
  Net cash provided by financing
    activities                                      42,420      35,702

    Change in cash and cash equivalents           $  1,125    $  6,083

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                         $13,782     $13,218
  Income taxes                                     $     1     $   698
Noncash transactions:
  Gas received as payment-in-kind                  $24,055     $21,859


See accompanying notes to consolidated condensed financial statements.

                               ONEOK Inc.
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three-month period ended November 30, 1994, are not necessarily indicative of the results that may be expected for the year ended August 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended August 31, 1994.

Note 2. Rate Regulation. On November 22, 1994, the Company received a final rate order from the Oklahoma Corporation Commission (OCC) on its rate request filed in December 1991. The Company had requested an annual rate increase of $50.5 million. The OCC had granted an interim annual rate increase of $18.2 million effective in March 1992. The final order granted $5.5 million in addition to the interim annual rate increase. Under the rate order, customers will begin paying a monthly customer charge that will reduce the weather-related variability of earnings. On December 30, 1994, the Company filed another rate application with the OCC seeking a $36.4 million rate increase.

Note 3. Other Assets. Through subsidiaries, the Company is a 25 percent partner in two natural gas transmission systems, Ozark Gas Transmission System (Ozark) and Red River Pipeline (Red River). Ozark operates in Oklahoma and Arkansas. Red River operates in Texas.

Through a subsidiary financing corporation, Ozark issued certain long-term notes for the financing of the system's gas transmission facilities. There is no recourse to the partners under the notes. One of the two firm shippers, Columbia Gas Transmission Corporation (Columbia), previously commenced a voluntary case under the Federal Bankruptcy laws which constituted an event of default under the applicable note agreements. Ozark has called its remaining long-term notes and plans to sell the system. Ozark has negotiated exit fee agreements with Columbia and Tennessee Ozark Gas Company, the other firm shipper. The agreements are subject to approval by the Federal Energy Regulatory Commission (FERC) and the bankruptcy court in the case of Columbia. It is anticipated that funds generated by the exit agreements and sale of the system will exceed the amount of the note payments. If the attempt to sell the pipeline is unsuccessful, or if Ozark is unable to generate sufficient revenues, a liquidity problem for Ozark could result. Such an occurrence could affect the Company's ability to recover its investment. The amount of such effect is not presently determinable.

Through its subsidiary, TransTex Pipeline Company (TransTex), the Company has agreed to advance cash to Red River, limited to its proportionate share, for operating expenses and for debt sinking fund payments when cash deficiencies occur. The Company has made such cash advances in each of the last three years. During 1993, long-term debt was refinanced, the system was modified to allow bidirectional flow, and the method of allocating transportation revenue was changed to credit revenues to the partner responsible for the throughput. Subsequently, TransTex has entered into a one-year limited agency agreement with a third party for shipping gas on Red River, which will generate additional revenue for TransTex during the 1995 fiscal year. If the system does not improve cash flow as a result of these or other changes, the Company may not be able to fully recover its investment. The amount of such effect is not presently determinable.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ONEOK Inc. and its subsidiaries (the Company) engage in natural gas distribution, transmission, and storage operations. They also are involved in oil and gas energy operations and other operations as described below.

Distribution and Transmission. Oklahoma Natural Gas Company purchases, distributes, and sells natural gas and leases pipeline capacity. ONG Transmission Company and four subsidiaries gather, compress, transport, and store natural gas for intrastate distribution, transport gas in interstate commerce, and lease pipeline capacity. In addition, two subsidiaries own interests in partnerships that operate natural gas transmission systems.

Exploration and Production.  ONEOK Exploration Company and ONEOK
Resources Company explore for and produce natural gas and oil.

Gas Processing. ONEOK Products Company extracts and sells natural gas liquids. It also buys and sells natural gas.

Other Operations. ONEOK Gas Marketing Company owns an interest in a partnership that markets natural gas. Other subsidiaries operate the headquarters office building and a parking garage. Contract drilling operations were sold during fiscal year 1994.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $7.8 million, or 29 cents per share of common stock, for its first quarter ended November 30, 1994. This compares with net income of $7.8 million or 29 cents per share for the previous year.

Distribution and transmission operations reported a 21 percent increase in net income. Major contributing factors were increased margins on gas deliveries and the nonrecurring effect of a rate order issued during the quarter. The increased earnings were partially offset by the impact of warmer weather.

Exploration and production earnings decreased primarily due to decreased oil and natural gas production volumes and natural gas prices.

Net income for the gas processing business declined primarily because of a $2.1 million gain on the sale of a pipeline recognized in the prior year.

Consolidated net interest expense increased during the 1995 first quarter due to increased amounts of short-term debt outstanding and higher interest rates during the period.

Following is a summary of consolidated earnings:

                                                     3 Months Ended
                                                         Nov. 30,
NET INCOME (LOSS)                                     1994        1993
(Thousands of $)
Distribution and transmission                       $7,600      $6,305
Exploration and production                           (341)         154
Gas processing                                         883       2,046
Contract drilling                                        0       (313)
Other operations                                     (354)       (380)
  Consolidated                                      $7,788      $7,812

                                                     3 Months Ended
                                                         Nov. 30,
EARNINGS (LOSS) PER COMMON SHARE                      1994        1993
Distribution and transmission                        $ .28       $ .23
Exploration and production                           (.01)         .01
Gas processing                                         .03         .07
Contract drilling                                        -       (.01)
Other operations                                     (.01)       (.01)
  Consolidated                                       $ .29       $ .29

Following are summaries of financial results and operating information for the various segments of the Company for the first quarters ended November 30, 1994 and 1993.

                                                     3 Months Ended
                                                         Nov. 30,
DISTRIBUTION AND TRANSMISSION                         1994        1993
(Thousands of $, except per share amounts)
Revenues:
  From unaffiliated customers                     $126,453    $135,975
  Intersegment sales                                    71          79
    Total revenues                                 126,524     136,054
Less gas purchase expense                           65,712      75,931
Net revenues/gross margins                          60,812      60,123
Operating expenses                                  40,098      42,108
Operating income before
  income taxes                                      20,714      18,015
Income taxes                                         4,717       3,841
Net interest expense                                 8,397       7,869
    Net income                                    $  7,600    $  6,305
Earnings per share                                    $.28        $.23

Gas sales:

  Residential and commercial                      $ 81,600    $ 85,303
  Industrial                                         5,434       5,001
  Wholesale                                            247         623
  PCL/SISP gas sales                                14,105      21,567
    Total gas sales                                101,386     112,494
Less gas purchased expense                          65,712      75,931
Gas sales margins                                   35,674      36,563
PCL/SISP margins                                     5,639       4,930
Pipeline capacity lease margins                     15,999      13,179
Other revenues                                       3,500       5,451
    Net revenues                                  $ 60,812    $ 60,123

                                                      3 Months Ended
                                                         Nov. 30,
DISTRIBUTION AND TRANSMISSION (CONT.)                 1994        1993
Volumes (MMcf):
Gas sales:
  Residential and commercial                        13,609      18,057
  Industrial                                         1,707       1,558
  Wholesale                                             68         212
    Total gas sales                                 15,384      19,827
PCL/SISP                                             9,456      10,776
Pipeline capacity leases                            30,540      30,026
    Total volumes                                   55,380      60,629

Average cost of gas purchased (per Mcf):
  General system                                     $3.33       $2.89
  SISP                                               $1.64       $1.98

PCL margins (per MMcf)                                $.54        $.44


Degree days:
  Actual                                               582         909
  Normal                                               648         631

Number of customers at end of periods              728,630     722,501

Despite serving 6,000 additional customers, residential and commercial sales decreased because of warmer weather.

The market to serve industrial customers remains extremely competitive, so the Company offers its pipeline capacity lease program
(PCL) and payment-in-kind program (PIK) to certain of these customers as a response to the competitive pressures. Under its PIK program, the Company accepts gas in lieu of cash for PCL payments and for transportation charges. PIK gas is priced to general system gas distribution operations at the weighted average cost of gas (WACOG). Some of the PCL contracts include price caps, which reduce the volume of gas delivered to the Company as the price of gas purchased by the customers escalates. Average spot market prices increased significantly in 1993 and continued to increase for part of 1994, triggering price caps and reducing the volume of PIK gas delivered to the Company. In May 1994, spot market prices began declining to levels under those which triggered the price caps, improving PCL margins. Prices continued to decline during the current fiscal year first quarter causing PCL margins to increase.

                                                       3 Months Ended
                                                         Nov. 30,
EXPLORATION AND PRODUCTION                            1994        1993
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers                       $5,151      $6,674
  Intersegment sales                                   271         375
    Total revenues                                   5,422       7,049
Operating expenses                                   5,529       6,334
Operating income (loss)
  before income taxes                                (107)         715
Income taxes                                         (215)          97
Net interest expense                                   449         464
    Net income (loss)                              $ (341)      $  154
Earnings (loss) per share                           $(.01)        $.01

Oil production sales:
  Revenue (thousands of $)                          $1,675      $2,279
  Volumes (Bbls.)                                  106,147     144,089
  Average price (per bbl.)                          $15.78      $15.82

Gas production sales:
  Revenue (thousands of $)                          $3,330      $4,630
  Volumes (MMcf)                                     2,159       2,300
  Average price (per Mcf)                            $1.54       $2.01

Decreased earnings were due primarily to decreased oil and natural gas production volumes and lower natural gas prices.

                                                     3 Months Ended
                                                         Nov. 30,
GAS PROCESSING                                        1994        1993
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers                      $23,655     $29,530
  Intersegment sales                                   -            13
    Total revenues                                  23,655      29,543
Operating expenses                                  21,976      25,986
Operating income before
  income taxes                                       1,679       3,557
Income taxes                                           557       1,291
Net interest expense                                   239         220
    Net income                                     $   883     $ 2,046
Earnings per share                                    $.03        $.07

Natural gas liquids sales:
  Revenue (thousands of $)                         $14,045     $14,228

  Volumes (Mgals.)                                  52,876      53,728
  Average price (per gal.)                            $.27        $.26
  Margin (per gal.)                                   $.03        $.03

Other gas sales:
  Revenue (thousands of $)                          $6,753      $9,591
  Volumes (MMcf)                                     4,175       4,382
  Average price (per Mcf)                            $1.62       $2.19
  Margin (per Mcf)                                    $.06        $.11

In July 1994, the Company began trading NYMEX natural gas futures contracts to hedge shrinkage and fuel requirements in its gas processing operations. A loss of $1.2 million was recognized in first quarter operations for futures contracts that have expired. At November 30, 1994, the Company had $1.1 million of deferred losses on contracts outstanding to purchase 2,700,000 MMBtu. These contracts are for the period January 1995 through March 1995.

Margins on other gas sales decreased during the current quarter because of lower prices.

Included in last fiscal year's first quarter revenues is a $2.1 million gain on the sale of a pipeline.

                                                     3 Months Ended
                                                         Nov. 30,
OTHER                                                 1994        1993
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers                      $11,009     $ 2,960
  Intersegment sales                                17,992      24,921
      Total revenues                                29,001      27,881
Gas purchase expense                                26,544      25,499
Operating expenses                                   2,839       2,829
Operating income (loss)
  before income taxes                                (382)       (447)
Income taxes                                         (225)       (240)
Net interest expense                                   197         173
    Net income (loss)                             $  (354)    $  (380)
Earnings (loss) per share                           $(.01)      $(.01)

Buildings operations (thousands of $):
  Revenue                                           $2,156      $2,327
  Earnings per share                                $(.01)      $(.01)

Corporate operations (thousands of $):
  Revenue                                              $92         $73
  Earnings per share                                   $ -         $ -

Gas marketing operations (thousands of $):
  Revenue                                          $26,753     $25,481
    Less gas purchase expense                       26,544      25,499
      Net revenue                                  $   209    $   (18)
Earnings per share                                    $ -         $ -

ONEOK Gas Marketing Company supplies natural gas to its gas marketing partnership with Ward Gas Services and to other affiliates at cost.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1995 fiscal year are as follows:

Sources of Funds (Millions of $)
Proceeds from:
  Issuance of short-term debt                       $ 48.6
  Issuance of long-term debt                           -
Cash provided by operating
  activities                                          85.7
    Total                                           $134.3

Short-Term Debt. The aggregate amount of short-term debt outstanding at January 6, 1995, and November 30,1994, was $100 million.

Long-Term Debt. As of January 6, 1995, the Company could have issued approximately $246.4 million of additional long-term debt under the most restrictive of the provisions contained in the Company's various lending agreements.

Stock and Dividends. As of January 6, 1995, the Company could have issued approximately 33 million shares of common stock, 160,000 shares of preferred stock, and three million shares of preference stock. Common dividends were 28 cents per share for the 1995 first quarter and 27 cents per share for last year's first quarter. Preferred dividends were 59.375 cents per share for both periods.

Funds Generated from Operations. For changes stipulated and agreed to as part of the rate proceedings, see "Rate Regulation" and "Industrial Load" (relative to PCL contracts) below.

Rate Regulation. On November 22, 1994, the Oklahoma Corporation Commission (OCC) issued a rate order granting the Company a rate increase of $23.7 million. This is an increase of $5.5 million over the $18.2 million interim rate increase that went into effect in March 1992. The Company had requested an annual increase of $50.5 million, excluding recovery of the remaining balance of its take-or-pay and other settlement costs. Terra Nitrogen Limited Partnership, an intervenor, has appealed the rate design for industrial customers to the Oklahoma Supreme Court. The Company does not anticipate that this appeal will have a materially adverse impact on the operations of the Company.

Previously, on January 6, 1994, the OCC had authorized an annual recovery of $6.7 million for take-or-pay and other settlement costs by a combination of a surcharge from customers and revenue from transportation under Section 311 (a) of the Natural Gas Policy Act of 1978 (NGPA) and other intrastate transportation revenues.

The OCC combined with the rate case another proceeding relating to the acquisition of the Oklahoma properties of Lone Star Gas Company in which the Company asked that the full purchase price be included in rate base. The OCC allowed the Company to recover and amortize the acquisition premium over a 5-year period but earn no return on the outstanding balance. The expense for amortizing the premium and previously deferred pension costs will be approximately $4.5 million per year. In addition, during the second quarter of its 1995 fiscal year, the Company will begin recognizing annual net periodic pension cost in operations.

On December 30, 1994, the Company filed another rate application with the OCC seeking a $36.4 million rate increase.

Industrial Load. Under the rate order received in November 1994, the OCC reduced the minimum volumes qualifying for a PCL agreement from 75,000 Mcf per year to 30,000 Mcf per year. A tariff has been established setting forth maximum rates and a standard form for PCL agreements, subject to changes negotiated between the Company and the customer.

The Company's largest industrial customer, Agricultural Mineral, Limited Partnership (AMLP), a fertilizer manufacturer, has instituted an antitrust proceeding in state District Court challenging the validity of its 15-year PCL contract with the Company entered into in 1989, contending that the Company's practice of charging negotiated rather than uniform PCL rates is discriminatory and illegal. The Company responded by filing an OCC proceeding seeking a determination that the terms and conditions of its contract with AMLP are just and reasonable. The Administrative Law Judge ruled that the case should be stayed pending the outcome of the District Court proceedings. The Company appealed the ruling to the Commission, and a hearing has been scheduled for September 11, 1995. Management believes that AMLP's contentions are unfounded and will be rejected in both the judicial and administrative proceedings. Nevertheless, unfavorable results in such proceedings, unless the Company could offset or recover any resulting damages or earnings reduction by increased revenue from customers, could have a materially adverse effect on the Company's earnings. The amount of such effect is not presently determinable.

Capital Expenditures. Capital expenditures budgeted for the 1995 fiscal year are as follows:

                                            (Est.)
   CAPITAL EXPENDITURES                      1995
   (Millions of $)
   Distribution                             $44.0
   Transmission                              15.0
   Exploration and production                26.3
         Gas processing                       3.5
   Other operations                            .1
     Total                                  $88.9

The 1995 estimate for the exploration and production segment includes an October 1994 acquisition of Louisiana properties at a cost of approximately $17.6 million.

Other. Through a subsidiary, the Company is a 25 percent partner in Ozark Gas Transmission System (Ozark), which operates a gas transmission line in Oklahoma and Arkansas. Ozark has negotiated exit fee agreements with its two primary shippers, Columbia Gas Transmission Corporation (Columbia) and Tennessee Ozark Gas Company. The agreements are subject to FERC approval and approval of a bankruptcy court in the case of Columbia. Ozark has called its remaining long-term notes and plans to sell the system. It is anticipated that funds generated by the exit agreements and sale of the system will exceed the amount of the note payments. If the attempt to sell the pipeline is unsuccessful, or if Ozark is unable to generate sufficient revenues, a liquidity problem for Ozark could result. Such an occurrence could affect the Company's ability to recover its investment. The amount of such effect is not presently determinable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Fent, et ux v. Oklahoma Natural Gas Company, a Division of ONEOK Inc., et al., No. CJ-88-10148, District Court, Oklahoma County. Motion to stay has been granted by agreement of the parties, staying further proceedings pending resolution of appeal of companion case to Oklahoma Supreme Court.

Fent, et ux v. Oklahoma Natural Gas Company, a Division of ONEOK Inc., No. 79,243, Oklahoma Supreme Court. On October 24, 1994, the Company filed a Petition for Rehearing with the Oklahoma Supreme Court. On October 24, 1994, the plaintiffs filed a motion for attorney fees on the Commission appeal. The Company filed a response on November 3, 1994.

Hadson Energy Resources Corporation v. ONG Western, Inc., No. CJ-93-3953-62, District Court, Oklahoma County. This case has been settled. Final settlement documents are being prepared and circulated to the parties.

Mustang Fuel Corp. of Oklahoma, et al. v. ONEOK Exploration Company and ONEOK Resources Company, No. CJ-94-4293-63, District Court,
Oklahoma County.  This case has been settled.

Payne, et al. v. Mustang Fuel Corporation and ONEOK Resources Company, No. CJ-94-53, District Court, Grady County. This case has been settled.

In the Matter of the Application of Oklahoma Natural Gas Company, a Division of ONEOK Inc., for Examination of Standby Service, Cause No. 598, Oklahoma Corporation Commission. On October 21, 1994, the Commission staff filed a motion to dismiss for failure to prosecute. The motion was denied. A scheduling conference was held on November 10, 1994. The hearing has been scheduled for September 11, 1995.

In the Matter of the Application of Oklahoma Natural Gas Company, a Division of ONEOK Inc., for a Review and Determination Concerning its Rates and Earnings in Compliance with the Requirements of 17 O.S. Supp. 1990, Section 263, and for Other Appropriate Relief, Cause PUD No. 910001190, Oklahoma Corporation Commission. On November 22, 1994, the Oklahoma Corporation Commission (OCC) issued a rate order granting the Company a rate increase of $23.7 million. This is an increase of $5.5 million over the $18.2 million interim rate increase that went into effect in March 1992. The Company had requested an annual increase of $50.5 million, excluding recovery of the remaining balance of its take-or-pay and other settlement costs. On January 6, 1994, the OCC authorized an annual recovery of $6.7 million for take-or-pay and other settlements costs by a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the Natural Gas Policy Act of 1978 and other intrastate transportation revenues. The OCC combined with the rate case another proceeding relating to the acquisition of the Oklahoma properties of Lone Star Gas Company in which the Company asked that the full purchase price be included in rate base. The OCC allowed the Company to recover and amortize the acquisition premium over a 5-year period but earn no return on the outstanding balance. The expense for amortizing the premium and previously deferred pension costs will be approximately $4.5 million per year. In addition, during the second quarter of its 1995 fiscal year, the Company will begin recognizing annual net periodic pension cost in operations. On December 2, 1994, the Company filed a Motion to Reconsider asking the Commission to reconsider six issues totalling approximately $8 million in additional revenue. The matter was heard by the Commission on December 14, 1994, and the Commission took the matter under advisement. On December 22, 1994, the Commission denied the motion. The Company has decided not to appeal. Terra Nitrogen Limited Partnership, an intervenor, has appealed the rate design for industrial customers to the Oklahoma Supreme Court. The Company's response to the appeal is due January 11, 1995.

Application for a Determination that the Rate Charges Pursuant to a Pipeline Capacity Lease Agreement between ONG and AMLP is Just and Reasonable, Cause No. PUD 940000419, Oklahoma Corporation Commission. The Administrative Law Judge ruled that the case should be stayed pending the outcome of the District Court proceedings. The Company appealed the ruling to the Commission and is awaiting the establishment of a hearing date.

In the Matter of the Application for a Change or Modification in the Rates, Charges, and Tariffs of Oklahoma Natural Gas Company, a Division of ONEOK, Inc., Cause No. 940000477. On December 30, 1994, the Company filed a new application with the OCC seeking a $36.4 million rate increase. The Company's application requests a rate of return on rate base of 10.997 percent and a return of equity of 13.2 percent. The Company is also seeking Commission approval to restructure the method in which it handles revenues from its largest customers, to implement an incentive ratemaking plan and a weather normalization plan, and to recover postretirement benefit cost required by Statement of Financial Accounting Standards No. 106. Under the incentive ratemaking plan, the Company would be allowed to make limited rate adjustments tied to costs as reflected by the Consumer Price Index, reduced by an adjustment for improved productivity. Under the plan, the Company would agree not to seek a general rate increase for a period of at least three years.

(a)  Exhibits

None

(b)  Reports on Form 8-K

Two reports on Form 8-K were filed during the first quarter of the 1995 fiscal year or preceding the filing of this report. The report dated November 22, 1994, reported the receipt of a final rate order from the OCC on the Company's 1991 request for a rate increase. The report dated December 30, 1994, reported that the Company filed an application with the OCC requesting a $36.4 million rate increase. There were no financial statements filed with either of the Forms 8-K.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of January 1995.


                                   ONEOK Inc.
                                   (Registrant)



                               By: (J. D. NEAL)
                                   J. D. Neal
                                   Vice President,
                                   Chief Financial Officer,
                                   and Treasurer

TYPE                               EX-27
DESCRIPTION                        FINANCIAL DATA SCHEDULE
ARTICLE                            5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED STATEMENT OF EARNINGS FOR THE 1995 FISCAL YEAR'S FIRST QUARTER ENDED NOVEMBER 30, 1994, AND THE CONSOLIDATED BALANCE SHEET AT NOVEMBER 30, 1994, FOR ONEOK INC. AND SUBSIDIARIES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
MULTIPLIER                         1,000
PERIOD-TYPE                        3-MOS.
FISCAL-YEAR-END                    AUG-31-1995
PERIOD-START                       SEP-01-1994
PERIOD-END                         NOV-30-1994
CASH                               5,670
SECURITIES                         0
RECEIVABLES                        84,243
ALLOWANCES                         0
INVENTORY                          111,062
CURRENT-ASSETS                     221,616
PP&E                               1,247,323
DEPRECIATION                       491,647
TOTAL-ASSETS                       1,207,289
CURRENT-LIABILITIES                217,691
BONDS                              0
COMMON                             195,568
PREFERRED-MANDATORY                0
PREFERRED                          9,000
OTHER-SE                           0
TOTAL-LIABILITY-AND-EQUITY         1,207,289
SALES                              0
TOTAL-REVENUES                     166,268
CGS                                0
TOTAL-COSTS                        144,361
OTHER-EXPENSES                     0
LOSS-PROVISION                     0
INTEREST-EXPENSE                   9,284
INCOME-PRETAX                      12,623
INCOME-TAX                         4,835
INCOME-CONTINUING                  7,788
DISCONTINUED                       0
EXTRAORDINARY                      0
CHANGES                            0
NET-INCOME                         7,788
EPS-PRIMARY                        .29
EPS-DILUTED                        .29