Form 10-K/A
period 1994-08-31
ONEOK INC
filed 1995-01-10
CIK 74154

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-K/A
                         Amendment No. 1

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

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class     Name of Each Exchange on Which Registered
Common stock, without par value           New York Stock Exchange
                                           Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Preferred stock, $50 par value, Series A, 4 3/4% cumulative

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

                 1994 Annual Report ON FORM 10-K
                           ONEOK Inc.

                                                         Page No.

PART I

Item 1.  Business                                          3 - 16
Item 2.  Properties                                       16 - 20
Item 3.  Legal Proceedings                                21 - 25
Item 4.  Results of Votes of Security Holders             25 - 27


PART II

Item 5.  Market Price and Dividends on the Registrant's
         Common Stock and Related Shareholder Matters          27
Item 6.  Selected Financial Data                               28
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   28
Item 8.  Financial Statements and Supplementary Data           28
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                28


PART III

Item 10. Directors, Executive Officers, Promoters, and
         Control Persons of the Registrant                28 - 29
Item 11. Executive Compensation                                29
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                        29
Item 13. Certain Relationships and Related Transactions        29


PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K.                             30 -220

                                            Page Number or
                                            Incorporation
                                            by Reference to

   (10)(k) Credit Agreement between             100-177
           ONEOK Inc. and Bank of
           America National Trust and
           Savings Association,
           dated August 20, 1993

   (10)(l) First Amendment to Credit            178-184
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

   (10)(n) Issuing and Paying Agency        Exhibit (10)(l) to
           Agreement between Bank America   Annual Report on
           Trust Company of New York,       Form 10-K dated
           as Issuing and Paying Agent,     August 31, 1993
           and ONEOK Inc.
           (Medium-term Notes, Series A,
           up to U.S. $150,000,000)

   (13)    Pages 28 through 49 of the         185-206
           1994 Annual Report to
           Shareholders for ONEOK Inc.

   (22)    Required information concerning
           the registrant's subsidiaries is
           included in Item 1. of this
           document.

   (24)    Independent Auditors' Consent        207

   (28)    History of Gas Pricing           Exhibit (99) to
                                            Annual Report on
                                            Form 10-K dated
                                            August 31, 1993

   (99)    Form 11-K financial statements     208-220
           for Thrift Plan pursuant to
           Rule 15d-21

                                            Exhibit (99)






SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549




FORM 11-K
ANNUAL REPORT




Pursuant to Section 15(d)
of the Securities Exchange Act of 1934




For the fiscal year ended August 31, 1994





THRIFT PLAN FOR EMPLOYEES
OF ONEOK INC.
AND SUBSIDIARIES







ONEOK Inc.
100 West Fifth Street
Tulsa, Oklahoma 74103

                       THRIFT PLAN FOR EMPLOYEES OF
                        ONEOK Inc. AND SUBSIDIARIES

                           Statements of Assets

                         August 31, 1994 and 1993

                                                           1994   1993

Investments, at fair value:
 Securities of ONEOK Inc.:
  Common stock, 3,802,614 and 3,055,790 shares
   (cost of $60,211,100 and $44,108,500),
   respectively                                   $  68,447,000  $65,699,600

 Preferred stock, Series A, 4-3/4%, 9,126 and
  9,934 shares (cost of $197,900 and $203,400),
  respectively                                          253,200      281,900

 United States Government Series "E" and "EE" Bonds,
  21,700 and 23,500 units (cost of $488,700 and
  $531,100), respectively                             1,330,700    1,353,200

 Insured Pooled Investment Account, 5,983,018 and
  7,495,692 units (cost of $29,846,300 and
  $36,162,200), respectively                         29,846,300   36,162,200

 Pooled Standard & Poor 500 Index Fund, 5,097,051
  and 5,534,930 units (cost of $9,311,600 and
  $9,744,700), respectively                          11,514,700   11,897,400

 Pooled Group Investment Contract Funds, 427,477
  and 567,517 units (cost of $505,600 and
  $663,400), respectively                               678,800      857,700

 American Performance Equity Fund Account,
  1,256,064 and 1,011,810 units (cost of $1,291,500
  and $1,005,900), respectively                       1,404,300    1,071,600

 American Performance Bond Fund, 1,619,497 and
  1,750,107 units (cost of $1,862,200 and $1,987,500),
  respectively                                        1,934,500    2,112,000

 Participant loans                                    6,803,200    6,202,900

 Cash and equivalents                                 1,598,100       -

      Total investments representing plan equity  $ 123,810,800  125,638,500


See accompanying notes to financial statements.

                                                                                Page 1.1 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992

                                                                        1994
                           ONEOK      ONEOK                              Insured                Pooled
                            Inc.       Inc.                   Series     Pooled        Pooled    Group
                          Common    Preferred    Series        "EE"    Investment     S&P 500  Investment
                          Stock       Stock    "E" Bonds       Bonds    Account        Index   Contracts
Investment income:
  Dividends            $ 3,778,000     22,000       -            -           -             -         -
  Interest                   -          -         24,300       36,400   1,110,000      471,300     59,100
   Net investment
     income              3,778,000     22,000     24,300       36,400   1,110,000      471,300     59,100

Gain on sale of
 securities                285,600       -          -            -           -            -          -

Increase (decrease) in
 unrealized
  appreciation        (11,757,100)   (23,200)     14,200        5,700        -          50,400   (21,100)

Cash contributions:
    Employer             2,142,900      -          -            -         762,600      574,500      -
    Employees            2,969,400      -          -            -       1,001,300      838,700      -
                         5,112,300      -          -            -       1,763,900    1,413,200      -

Withdrawals by
  participants         (2,799,800)    (5,400)      -            -     (1,831,600)    (300,300)   (16,700)

Transfers                8,128,400   (22,100)   (31,800)     (71,300) (7,358,200)  (2,017,300)  (200,200)

Net increase
  (decrease) in
    plan equity          2,747,400   (28,700)      6,700     (29,200) (6,315,900)    (382,700)  (178,900)

Plan equity at
beginning of year       65,699,600    281,900    636,000      717,200  36,162,200   11,897,400    857,700

Plan equity at
end of year           $ 68,447,000    253,200    642,700      688,000  29,846,300   11,514,700    678,800

See accompanying notes to financial statements.

                                                                                Page 1.2 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992


                                                                        1994
                        American      American                                     Bond
                      Performance   Performance  Participant       Cash and      Holding
                      Equity Fund    Bond Fund      Loans        Equivalents       Fund          Total

Investment income:
  Dividends                  -             -            -               -           -          3,800,000
  Interest                 18,300        19,500      607,600          16,100        -          2,362,600
   Net investment
     income                18,300        19,500      607,600          16,100        -          6,162,600

Gain on sale of
 securities                  -             -           -                -           -            285,600

Increase (decrease) in
 unrealized
  appreciation             47,100      (52,200)        -               -            -       (11,736,200)

Cash contributions:
    Employer               78,200        77,400        -               -            -          3,635,600
    Employees             109,200       121,400        -               -            -          5,040,000
                          187,400       198,800        -               -            -          8,675,600

Withdrawals by
  participants            (1,500)       (6,100)    (177,900)           -        (76,000)     (5,215,300)

Transfers                  81,400     (337,500)      170,600       1,582,000      76,000          -

Net increase
  (decrease) in
    plan equity           332,700     (177,500)      600,300       1,598,100        -        (1,827,700)

Plan equity at
beginning of year       1,071,600     2,112,000    6,202,900           -            -        125,638,500

Plan equity at
end of year             1,404,300     1,934,500    6,803,200       1,598,100        -        123,810,800

See accompanying notes to financial statements.
         210-A

                                                                                Page 2.1 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992

                                                                        1993
                           ONEOK      ONEOK                              Insured                Pooled
                            Inc.       Inc.                   Series     Pooled        Pooled    Group
                          Common    Preferred    Series        "EE"    Investment     S&P 500  Investment
                          Stock       Stock    "E" Bonds       Bonds    Account        Index   Contracts

Investment income:
  Dividends            $ 3,264,900     25,900      -            -           -            -          -
  Interest                  16,900      -         39,900       34,100   1,090,900      182,100     37,700
   Net investment
     income              3,281,800     25,900     39,900       34,100   1,090,900      182,100     37,700

Gain on sale of
 securities              3,713,100      -          -            -      -    -            -

Increase (decrease) in
 unrealized
  appreciation          10,457,300     46,500      3,700       14,400         -      1,156,700     13,500

Cash contributions:
    Employer             1,898,800      -          -            -         903,400      567,700      -
    Employees            2,602,400      -          -            -       1,200,400      805,900      -
                         4,501,200        -          -          -       2,103,800    1,373,600      -

Withdrawals by
  participants         (1,635,100)   (63,500)        -          -     (4,259,200)    (336,700)   (69,000)

Transfers              (6,321,000)   (25,900)   (54,800)     (71,600)   2,391,600    1,707,100  (118,100)

Net increase
  (decrease) in
    plan equity         13,997,300   (17,000)   (11,200)     (23,100)   1,327,100    4,082,800  (135,900)

Plan equity at
beginning of year       51,702,300    298,900    647,200      740,300  34,835,100    7,814,600    993,600

Plan equity at
end of year           $ 65,699,600    281,900    636,000      717,200  36,162,200   11,897,400    857,700

See accompanying notes to financial statements.

                                                                                Page 2.2 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992


                                                                     1993
                           American       American                         Bond
                         Performance    Performance  Participant         Holding
                         Equity Fund     Bond Fund      Loans              Fund           Total

Investment income:
  Dividends                    -              -            -               -            3,290,800
  Interest                     8,000         15,400      533,500           -            1,958,500
   Net investment
     income                    8,000         15,400      533,500           -            5,249,300

Gain on sale of
 securities                    -              -            -               -            3,713,100

Increase (decrease) in
 unrealized
  appreciation               128,200        103,300        -               -           11,923,600

Cash contributions:
    Employer                  78,900         49,400        -               -            3,498,200
    Employees                114,700         77,900        -               -            4,801,300
                             193,600        127,300        -               -            8,299,500

Withdrawals by
  participants             (216,000)       (35,300)     (73,300)        (67,100)      (6,755,200)

Transfers                     94,500      1,289,900    1,041,200          67,100            -

Net increase
  (decrease) in
    plan equity              208,300      1,500,600    1,501,400           -           22,430,300

Plan equity at
beginning of year            863,300        611,400    4,701,500           -          103,208,200

Plan equity at
end of year                1,071,600      2,112,000    6,202,900           -          125,638,500

See accompanying notes to financial statements.
        211-A

                                                                                Page 3.1 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992

                                                                        1992
                           ONEOK      ONEOK                              Insured                Pooled
                            Inc.       Inc.                   Series     Pooled        Pooled    Group
                          Common    Preferred    Series        "EE"    Investment     S&P 500  Investment
                          Stock       Stock    "E" Bonds       Bonds    Account        Index   Contracts
Investment income:
  Dividends           $  3,039,900     29,700        -            -           -            -          -
  Interest                  24,300        100      1,400        1,100   1,401,100      300,800     94,900
   Net investment
     income              3,064,200     29,800      1,400        1,100   1,401,100      300,800     94,900

Gain on sale of
 securities              1,984,600        -          -            -           -            -          -

Increase (decrease) in
 unrealized
  appreciation           7,766,200     31,600     42,000       51,700         -         89,100   (13,600)

Cash contributions:
    Employer             1,752,100      -          -            -         983,300      432,000     34,100
    Employees            2,411,900      -          -            -       1,316,000      630,100     49,400
                         4,164,000      -          -            -       2,299,300    1,062,100     83,500

Withdrawals by
  participants         (2,885,700)        -          -            -   (1,870,100)    (404,400)   (91,900)

Transfers              (9,137,800)   (34,300)    (1,600)      (3,600)   5,100,100    2,574,800  (609,800)

Net increase
  (decrease) in
    plan equity          4,955,500     27,100     41,800       49,200   6,930,400    3,622,400  (536,900)

Plan equity at
beginning of year       46,746,800    271,800    605,400      691,100  27,904,700    4,192,200  1,530,500

Plan equity at
end of year           $ 51,702,300    298,900    647,200      740,300  34,835,100    7,814,600    993,600

See accompanying notes to financial statements.

                                                                                Page 3.2 of 3
THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Statements of Income and Changes in Plan Equity
Years ended August 31, 1994, 1993 and 1992


                                                                 1992
                        American      American                         Bond
                      Performance   Performance  Participant         Holding
                      Equity Fund    Bond Fund      Loans              Fund         Cash         Total
Investment income:
  Dividends                   -             -           -              -             -         3,069,600
  Interest                (3,600)         1,100      453,300           -             -         2,274,500
   Net investment
     income               (3,600)         1,100      453,300           -             -         5,344,100

Gain on sale of
 securities                   -             -           -              -             -         1,984,600

Increase (decrease) in
 unrealized
  appreciation           (62,600)        21,200         -              -             -         7,925,600

Cash contributions:
    Employer               65,000        25,600         -              -             -         3,292,100
    Employees              92,100        40,300         -              -             -         4,539,800
                          157,100        65,900         -              -             -         7,831,900

Withdrawals by
  participants           (13,600)      (15,400)    (164,000)         (6,400)       (200)     (5,451,700)

Transfers                 786,000       538,600      794,600         (7,000)         -             -

Net increase
  (decrease) in
    plan equity           863,300       611,400    1,083,900        (13,400)       (200)      17,634,500

Plan equity at
beginning of year           -             -        3,617,600          13,400         200      85,573,700

Plan equity at
end of year               863,300       611,400    4,701,500           -             -       103,208,200

See accompanying notes to financial statements.
        212-A

THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES

Notes to Financial Statements

August 31, 1994, 1993 and 1992


(1) Description of Plan

    A brief description of the Thrift Plan for Employees of ONEOK Inc. and Subsidiaries (the "Plan") follows and is provided for general information only. Participants should refer to the full text of the Plan for more complete information. ONEOK Inc., the Plan sponsor, is hereinafter referred to as "the Company."

    General

    The Plan is a defined contribution plan which covers all employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    Participation and Contributions

    An employee may begin participation on the first day of the month following employment. Participants may make pre-tax deferrals by depositing with the Trustee payroll deductions of up to a maximum of 14% of their basic compensation if certain deferral limitations are not exceeded. Participants may make after-tax deposits of any whole percentage of their basic compensation up to a maximum of 6% as long as the total of pre-tax deferrals and after-tax deposits does not exceed 16%.

    After one year of service, the Company will match 100% of pre-tax deferrals and after-tax deposits, up to a maximum of 6%. The combined total of pre-tax deferrals, after-tax deposits, and Company matching contributions cannot exceed the lesser of $30,000 or 25% of the participant's annual compensation.

(2) Summary of Significant Accounting Policies

    Investments

    Investments are stated at fair values based on the estimated current market value of the respective investments at the end of the year. All investments are held by Bank of Oklahoma, N.A., as Trustee. When available, current market value is determined based on published market quotes and trading activity of the underlying investment securities.

    Gains and Losses from Sale of Investments

    Gains and losses resulting from the sale of investments are differences between the average cost of specific investments sold and proceeds received. Transactions are recorded on a trade date basis.

                  THRIFT PLAN FOR EMPLOYEES OF
                   ONEOK Inc. AND SUBSIDIARIES

            Notes to Financial Statements, Continued

    Administrative Costs

    The Company pays all costs and expenses for administering the Plan, including expenses of the Committee and fees and expenses of the Trustee, except for brokerages, commissions, investment management fees, and transfer taxes applicable to investment of securities or investments acquired or sold for a participant's account.

    Income Taxes

    The Plan is a qualified trust under Section 401(a) and qualifies under the provision of Section 501(a) of the Internal Revenue Code, and is exempt from federal income taxes. The plan has received a favorable determination letter.

(3) Investment of Funds

    The participants have the right to designate investment of their account balances, including their contributions and deferrals and the Company's matching contributions. Investment options are changed from time to time by the administrative committee of the Plan. Currently, these options are as follows:

     Common Stock of the Company - Stock is purchased and sold on the open market.

     Pooled S&P 500 Index Fund - Invests primarily in the
     500 stocks included in Standard & Poor's 500 Index.

     Insured Pooled Investment Account - Invests in insured bank certificates of deposit or other such investments as designated by the administrative committee.

     American Performance Equity Fund - Invests primarily in "blue chip" stocks.

     American Performance Bond Fund - Invests primarily in bonds issued or guaranteed by the U.S. government or its agencies.

    If no investment option is elected by the participant, the funds are invested in the insured pooled investment account. Participants may direct the investment of their account balances under more than one option. However, the minimum investment that can be directed to any one option is 25%.

    The participants may direct the sale or other disposition of securities in their account and may change their investment instructions to the Trustee at intervals as provided in the Plan. Neither the Company nor the Trustee guarantees the value of the investments nor do they indemnify any employee against any loss that may result from such investments.

                  THRIFT PLAN FOR EMPLOYEES OF
                   ONEOK Inc. AND SUBSIDIARIES

            Notes to Financial Statements, Continued


    All interest, dividends, and other income received by the Trustee and all gains and losses from the sale of securities are credited or charged to the respective participant's account. The cost charged to a participant's account for securities purchased is the average cost for all such securities purchased during the month. Brokerage commissions, transfer taxes, and other charges and expenses in connection with the purchase or sale of securities are added to the cost of the securities purchased or deducted from the proceeds of the sale.

    Company contributions to the account of a participant and any income and earnings are immediately vested upon receipt by the Trustee (subject to subsequent loss through decline in value of investments). Upon termination of the Plan, each of the participants will receive distribution of the entire balance of their account.

    The number of participants electing the various current investment options was as follows:

                                            August 31,
                                        1994   1993   1992
        Investment Option

     Common Stock of ONEOK Inc.        1,560  1,457  1,358
     Insured Pooled Investment Account   672    812    916
     Pooled S&P 500 Index Fund           610    606    588
     American Performance Equity Fund    135    107    144
     American Performance Bond Fund       98     87     54

    Participants may borrow from the Plan pursuant to Section
    408(b)(1) of the ERISA, as amended.  Loans may not exceed
    50% of the nonforfeitable accrued benefit of the participant. Participant loans are stated at cost which represents estimated market value.

(4) Unrealized Appreciation of Investments

    The current market value, average cost and net unrealized appreciation of investments are summarized as follows:

                                     August 31,
                             1994          1993         1992

 Current market value  $ 123,810,800   125,638,500   103,208,200
 Average cost            110,518,100   100,609,600    90,102,900

 Net unrealized
 appreciation          $  13,292,700    25,028,900    13,105,300

THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES

Notes to Financial Statements, Continued


(5) Gain on Sale of Securities

    The aggregate proceeds and aggregate average cost relating to investments sold at a gain are summarized as follows:

                                 Year ended August 31,


                              1994        1993        1992

 ONEOK Inc. Common Stock:
   Aggregate proceeds    $ 1,861,400  10,352,800  11,531,300
   Aggregate average
    cost                   1,575,800   6,639,700   9,546,700

   Net gain              $   285,600   3,713,100   1,984,600

(6) Supplementary Schedules

    No schedules of Transactions with Parties in Interest, Loans or Fixed Income Obligations in Default or Uncollectible, or Leases in Default or Uncollectible are presented due to the absence of these items as of August 31, 1994, and for the year then ended.

                                                       Schedule 1

THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES
Item 27a - Schedule of Assets Held for Investment Purposes
August 31, 1994


Party-in  Identity
Interest  of Issue
Current   Borrower,
Identifi- Lessor or          Description
cation    Similar Party      of Investment         Cost        Value

     *    ONEOK Inc.         Common stock
                             without
                             par value        $ 60,211,100  68,447,000

     *    ONEOK Inc.         4-3/4% cumulative
                             preferred stock       197,900     253,200

     -    Series "E"         U.S. Government
          Bonds              securities            161,600     642,700

     -    Series "EE"        U.S. Government
          Bonds              securities            327,100     688,000

     *    Bank of            Certificates of
          Oklahoma           deposit            29,846,300  29,846,300
          Insured Pooled
          Investment Account

     -    Pooled S&P         Stocks included
          500 Index          in S&P 500 Index    9,311,600  11,514,700

     *    Bank of            Common fund           505,600     678,800
          Oklahoma Pooled
          Group Investment
          Contract Funds

     *    American
          Performance        Mutual fund         1,291,500   1,404,300
          Equity Fund

     *    American
          Performance        Mutual fund         1,862,200   1,934,500
          Bond Fund

     *    ONEOK Inc.         Participant loans
                             at varying          6,803,200   6,803,200
                             interest rates
                             and maturity dates

     -    Cash and
          equivalents        Highly liquid
                             temporary           1,598,100   1,598,100
                             investments,
                             including interest
                             bearing cash deposits


*Party-in-interest

                                                       Schedule 2


THRIFT PLAN FOR EMPLOYEES OF
ONEOK Inc. AND SUBSIDIARIES

Item 27d - Schedule of Reportable Transactions

Year ended August 31, 1994





Identity
of Party       Description     Purchase      Selling        Lease
Involved        of Asset        Price         Price         Rental

*ONEOK Inc. Common stock
            without
            par value        $ 18,349,440         -           -

*Bank of    Insured pooled
Oklahoma    investment
            account                  -      10,483,662        -



                                                    Current
                            Expenses                Value of
Identity                    Incurred                Asset on
of Party    Description       With                 Transaction   Gain
Involved     of Asset      Transaction     Cost        Date     (Loss)

*ONEOK Inc. Common
            stock
            without
            par value     $      -      18,349,440  18,349,440     -

*Bank of    Insured
Oklahoma    pooled
            investment
            account              -      10,483,662  10,483,662     -









*Series of transactions

KPMG Peat Marwick LLP
700 First Oklahoma Tower
Oklahoma City, OK 73102-5671

1600 One Williams Center
Tulsa, OK 74172-0168
                  Independent Auditors' Report

The Administrative Committee
Thrift Plan for Employees of
ONEOK Inc. and Subsidiaries:


We have audited the accompanying statements of assets of the Thrift Plan for Employees of ONEOK Inc. and subsidiaries as of August 31, 1994 and 1993, and the related statements of income and changes in plan equity for each of the years in the three-year period ended August 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the equity of the Plan as of August 31, 1994 and 1993, and the changes in plan equity for each of the years in the three-year period ended August 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules included herein are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of assets and the statements of income and changes in plan equity is presented for purposes of additional analysis rather than to present the assets and changes in plan equity of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


KPMG PEAT MARWICK LLP
Tulsa, Oklahoma
October 14, 1994

                           SIGNATURE

The Plan.  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Thrift Plan Committee has duly caused this Annual Report on Form 11-K to be signed on its behalf by the undersigned, hereunto duly authorized.


                              THRIFT PLAN FOR EMPLOYEES OF
                              ONEOK INC. AND SUBSIDIARIES


Date: December 29,1994        By: *
                              Larry W. Brummett, Chairman
                              Thrift Plan Committee


*Intentionally not signed. Form 11-K submitted only as an exhibit to furnish information required by Form 10-K.