Form 10-Q/A
period 1994-11-30
ONEOK INC
filed 1995-01-11
CIK 74154

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549




                           FORM 10-Q/A
                         Amendment No. 1


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

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January 1995.


                                   ONEOK Inc.
                                   (Registrant)



                                By:(J. D. NEAL)
                                   J. D. Neal
                                   Vice President,
                                   Chief Financial Officer,
                                   and Treasurer