Form 10-Q
period 1995-02-28
ONEOK INC
filed 1995-04-10
CIK 74154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549




FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1995




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


The number of common shares outstanding of the registrant was 27,020,004 as of February 28, 1995.

TABLE OF CONTENTS


                                                       Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Statements of
            Earnings - Three Months and Six Months
            Ended February 28, 1995 and 1994                3

          Consolidated Condensed Balance Sheets -
            February 28, 1995, and August 31, 1994          4

          Consolidated Condensed Statements of
            Cash Flows - Six Months Ended
            February 28, 1995 and 1994                      5

          Notes to Consolidated Condensed Financial
            Statements                                   6- 7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   8-15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                             16-17

Item 4.   Submission of Matters to a Vote of
            Security Holders                            17-18

Item 6.   Exhibits and Reports on Form 8-K                 18

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  ONEOK Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
                                  1995        1994          1995        1994
OPERATING REVENUES

Distribution and transmission  $245,335    $250,643      $371,788    $386,618
Exploration and production        6,601       6,421        11,752      13,095
Gas processing                   32,381      25,274        56,036      54,804
Other                             3,041      13,106        14,050      18,118
  Total operating revenues      287,358     295,444       453,626     472,635

OPERATING EXPENSES

Gas purchase expense            163,464     179,892       245,634     267,116
Operations                       47,297      44,184        90,972      93,479
Maintenance                       1,784       1,579         3,542       3,297
Depreciation, depletion,
  and amortization               13,305      12,993        25,158      26,052
Income taxes                     17,810      16,518        22,645      21,312
Other taxes                       5,571       4,896        10,476       9,405
  Total operating expense       249,231     260,062       398,427     420,661

  Operating income               38,127      35,382        55,199      51,974
Net interest                      9,840       8,995        19,124      17,775
  Net income                     28,287      26,387        36,075      34,199
Preferred stock dividend
  requirement                       107         107           214         214
Earnings available for
  common stock                 $ 28,180    $ 26,280     $  35,861    $ 33,985

Earnings per common share         $1.05        $.98         $1.34       $1.27

Dividends per common share         $.28        $.28          $.56        $.55

Weighted average common
  shares outstanding (thousands) 26,712      26,681        26,701      26,657


See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                         Feb. 28,    Aug. 31,
                                                           1995        1994
ASSETS

Property and equipment                                 $1,257,578  $1,217,739
Less accumulated depreciation,
  depletion, and amortization                             500,002     480,288
    Net property and equipment                            757,576     737,451
Current assets:
  Cash and cash equivalents                                14,933       4,545
  Accounts receivable                                     164,401      51,029
  Inventories                                              81,403      94,454
  Purchased gas cost adjustment                             5,100      11,809
  Other current assets                                     11,013       7,416
    Total current assets                                  276,850     169,253
Deferred debits and other assets:
  Take-or-pay                                             108,240     107,491
  Other                                                   122,189     122,805
    Total deferred debits and
      other assets                                        230,429     230,296
                                                       $1,264,855  $1,137,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Common shareholders' equity:
  Common stock                                         $  201,404  $  195,568
  Retained earnings                                       195,842     174,926
    Total common shareholders' equity                     397,246     370,494
Preferred stock                                             9,000       9,000
  Total shareholders' equity                              406,246     379,494

Long-term debt, excluding current maturities              362,849     362,897

Current liabilities:
  Current maturities of long-term debt                     14,050      14,050
  Notes payable                                            75,000      50,000
  Accounts payable                                         94,307      44,238
  Accrued income taxes                                     11,099         -
  Accrued general taxes                                    13,730       9,845
  Accrued liabilities                                      29,579      20,140
  Customers' deposits                                       7,325       6,413
  Deferred taxes                                            1,808       3,822
    Total current liabilities                             246,898     148,508
Deferred credits:
  Deferred income taxes                                   196,364     197,156
  Other                                                    52,498      48,945
    Total deferred credits                                248,862     246,101
                                                       $1,264,855  $1,137,000


See accompanying notes to consolidated condensed financial statements.

                                  ONEOK Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                             6 Months Ended
                                                                 Feb. 28,
                                                            1995        1994
OPERATING ACTIVITIES
Net income                                               $ 36,075    $ 34,199
Amortization of take-or-pay deferrals                       2,225         -
Depreciation, depletion, and amortization                  25,158      26,052
Nonproductive well drilling                                   132         866
Net losses of equity investees                                746         540
Net gain on sale of property                                   -       (2,053)
Deferred income taxes                                      (2,886)      1,282
Changes in assets and liabilities                         (15,777)     (2,042)
  Net cash provided by operating
    activities                                             45,673      58,844

INVESTING ACTIVITIES
(Increase) decrease in investments, net                       337      (1,637)
Capital expenditures                                      (48,799)    (38,276)
Proceeds from salvage, net of removal costs                 3,384       1,672
  Net cash used in investing
    activities                                            (45,078)    (38,241)

FINANCING ACTIVITIES
Principal payments on long-term debt                          (48)        -
Increase (decrease) in notes payable, net                  25,000      (2,000)
Dividends paid                                            (15,159)    (14,878)
  Net cash provided by (used in)
    financing activities                                    9,793     (16,878)
Change in cash and cash equivalents                        10,388       3,725
Cash and cash equiv. beginning of period                    4,545       9,667
Cash and cash equiv. end of period                       $ 14,933    $ 13,392

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                $18,231     $17,470
  Income taxes                                            $12,482     $ 9,122
Noncash transactions:
  Gas received as payment-in-kind                         $52,130     $32,533
  Stock Performance Plan                                  $   -       $ 1,203
  Issuance of common stock                                $ 5,836     $   -


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

Note 2. Rate Regulation. On December 30, 1994, the Company filed an application for a general rate increase with the Oklahoma Corporation Commission. The request is for an increase of $36.4 million, a return on equity of 13.2 percent, and an overall return of 10.977 percent. The Company is also seeking approval to restructure the method in which it handles revenues from its largest customers and for the implementation of incentive ratemaking and weather normalization plans. Under the incentive ratemaking plan, the Company would be allowed limited rate adjustments, and in turn, would agree not to seek a general rate increase for three years. Hearings before an administrative law judge are scheduled to begin on May 30, 1995.

Note 3. Other Commission Matters. On March 31, 1995, the Oklahoma Corporation Commission Staff filed two applications with the Oklahoma Corporation Commission. The first application involves the Company's Purchased Gas Adjustment Clause ("PGA Clause") requesting a hearing to determine the appropriateness of the PGA Clause and requesting that the Clause be amended. The Staff also requested that all collections pursuant to the most recent filing (March 29, 1995) be placed under bond and subject to refund. The second application requests that the Company's Payment in Kind Program ("PIK") be modified to set the PIK Rate at the rate used in the Company's last rate case ($2.68 per Mcf), adjusted for heat content, with adjustment allowed for increases in the PIK customers' cost above the contract price cap. Alternatively, the Staff requests that the revenue received by the Company under PIK be made interim, under bond, and subject to refund. Any change in the Company's PGA Clause that would not allow the Company to immediately pass through the full cost of increases in the gas purchase costs of the Company to its customers and any change in the PIK that would result in a reduction of revenues received by the Company would have an adverse effect on the Company's cash flow and earnings. The amount of such effect is not presently determinable.

Note 4. Other Assets. Through TransTex Pipeline Company (TransTex), a subsidiary, the Company is a 25 percent partner in Red River Pipeline (Red River), which operates in Texas. The Company has agreed to advance cash to Red River, limited to its proportionate share, for operating expenses and for debt sinking fund payments when cash deficiencies occur. The Company has made such cash advances in each of the last three years. During 1993, long-term debt was refinanced, the system was modified to allow bidirectional flow, and the method of allocating transportation revenue was changed to credit revenues to the partner responsible for the throughput. Subsequently, TransTex has entered into a one-year limited agency agreement with a third party for shipping gas on Red River, which may generate additional revenue for TransTex during the 1995 fiscal year. If the system does not improve cash flow as a result of these or other changes, the Company may not be able to fully recover its investment. The amount of such effect is not presently determinable.

The Company is a party to an agreement between Columbia Gulf Transmission, Tennessee Gas Pipeline Company, USX Corporation, and ONEOK Inc. (Sellers) and NGC Energy Resources (Buyer), pursuant to which the Sellers have agreed to sell Ozark Gas Transmission System (Ozark System) to the Buyer. The Sellers directly or indirectly own the Ozark System. ONEOK Inc., through its wholly owned subsidiary, Caney River Transmission Company, is a 25 percent partner in the Ozark System. The closing of the transaction is anticipated on or about May 1, 1995. Recently, the remaining long-term notes were called. It is anticipated that the funds generated from certain exit agreements and from the sale of the Ozark System will retire the notes and allow the Company to fully recover its investment in the Ozark System.

Through the issuance of 330,000 shares of previously unissued shares of ONEOK Inc. common stock, ONEOK Gas Marketing Company recently acquired through a merger transaction the remaining interest in a partnership which markets natural gas. The partnership had been moving approximately 400 to 450 million cubic feet per day of natural gas, primarily out of Oklahoma. The Company intends to continue the gas marketing business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ONEOK Inc. and its subsidiaries (the Company) engage in natural gas distribution, transmission, gathering, and storage operations; oil and gas energy operations; and certain other operations, as described below.

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

The Company is in the process of reorganizing and consolidating its gathering and transmission operations into two separate subsidiaries. Distribution operations will remain in the parent corporation.

Exploration and Production. ONEOK Exploration Company and ONEOK Resources Company explore for and produce natural gas and oil.

Gas Processing. ONEOK Products Company extracts and sells natural gas liquids. It also buys and sells natural gas.

Other Operations. ONEOK Gas Marketing Company markets natural gas. Other subsidiaries operate the headquarters office building and a parking garage.

RESULTS OF OPERATIONS

The Company reported consolidated net income of $28.3 million, or $1.05 per share of common stock, for its second quarter ended February 28, 1995, and $36.1 million, or $1.34 per share, for the fiscal year to date. This compares with net income of $26.4 million, or 98 cents per share, and $34.2 million, or $1.27 per share, respectively, for the previous year.

Distribution and transmission operations reported increases in net income, up 3 percent for the current fiscal year second quarter and 6.5 percent for the fiscal year to date, compared with the same periods last year. Major contributing factors were additional customers being served, increased margins on pipeline capacity leases, and the nonrecurring effect of a rate order issued during the 1995 first quarter. Current periods' earnings were negatively impacted by warmer weather.

Exploration and production earnings increased for the current quarter compared with last year because of increased sales of natural gas liquids from recently acquired Black Lake properties, a gain on the sale of property, lower nonproductive well drilling costs, and decreased depreciation and depletion expenses. Earnings for the current fiscal year to date declined as a result of lower natural gas prices.

Net income for the gas processing business increased during the current 3-month period primarily because of increased volumes of natural gas liquids sold at slightly higher prices. Earnings for the current 6-month period decreased primarily because a gain of $2.1 million for the sale of a plant was included in previous year earnings.

Consolidated net interest expense increased during the current year second quarter and fiscal year to date due to increased amounts of short-term debt outstanding and higher interest rates during the periods. The average cost of debt for the current quarter was 8.46 percent, compared with 8.14 percent for the previous year. The average cost of debt for the current 6-month period was 8.2 percent, compared with 8.09 percent for the previous year.

Following is a summary of consolidated earnings:

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
NET INCOME (LOSS)                 1995        1994          1995        1994
(Thousands of $)
Distribution and transmission   $27,011     $26,184       $34,611     $32,489
Exploration and production          335          23            (6)        177
Gas processing                    1,485         639         2,368       2,685
Contract drilling                   -          (238)           -         (551)
Other operations                   (544)       (221)         (898)       (601)
  Consolidated                  $28,287     $26,387       $36,075     $34,199

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
EARNINGS (LOSS) PER COMMON SHARE  1995        1994          1995        1994
Distribution and transmission     $1.00       $ .98         $1.28       $1.21
Exploration and production          .01        (.01)           -           -
Gas processing                      .06         .03           .09         .10
Contract drilling                    -         (.01)           -         (.02)
Other operations                   (.02)       (.01)         (.03)       (.02)
  Consolidated                    $1.05       $ .98         $1.34       $1.27

Following are summaries of financial results and operating information for the various segments of the Company for the three months and six months periods ended February 28, 1995 and 1994.

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
DISTRIBUTION AND TRANSMISSION     1995        1994          1995        1994
(Thousands of $, except per share amounts)
Revenues:
  From unaffiliated customers  $245,335    $250,643      $371,788    $386,618
  Intersegment sales                503         985           574       1,064
    Total revenues              245,838     251,628       372,362     387,682
Less gas purchase expense       147,814     159,865       213,526     235,796
Net revenues/gross margins       98,024      91,763       158,836     151,886
Operating expenses               45,296      41,187        85,394      83,295
Operating income before
  income taxes                   52,728      50,576        73,442      68,591
Income taxes                     17,006      16,392        21,723      20,233
Net interest expense              8,711       8,000        17,108      15,869
    Net income                 $ 27,011    $ 26,184      $ 34,611    $ 32,489
Earnings per share                $1.00        $.98         $1.28       $1.21

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
DISTRIBUTION AND TRANSMISSION     1995        1994          1995        1994
  (Continued)
Gas sales:
  Residential and commercial   $187,556    $189,129      $269,156    $274,432
  Industrial                      9,676       9,561        15,110      14,562
  Wholesale                         954       1,703         1,201       2,326
  PCL/SISP gas sales             13,840      25,983        27,945      47,550
    Total gas sales             212,026     226,376       313,412     338,870
Less gas purchase expense       147,814     159,865       213,526     235,796
Gas sales margins                64,212      66,511        99,886     103,074
PCL/SISP margins                  6,063       5,576        11,702      10,506
Pipeline capacity lease margins  22,009      13,461        38,008      26,640
Other revenues                    5,740       6,215         9,240      11,666
    Net revenues               $ 98,024    $ 91,763      $158,836    $151,886

Volumes (MMcf):
Gas sales:
  Residential and commercial     37,636      42,829        51,245      60,886
  Industrial                      3,031       3,126         4,738       4,684
  Wholesale                         312         521           380         733
    Total gas sales              40,979      46,476        56,363      66,303
PCL/SISP                          8,803      12,044        18,259      22,820
Pipeline capacity leases         35,810      31,043        66,350      61,069
    Total volumes                85,592      89,563       140,972     150,192

Average cost of gas purchased (per Mcf):
  General system                  $3.30       $2.92         $3.30       $2.92
  SISP                            $1.55       $2.05         $1.60       $2.01

PCL margins (per MMcf)             $.63        $.44          $.59        $.44

Degree days:
  Actual                          2,019       2,314         2,596       3,212
  Normal                          2,331       2,335         2,979       2,966

Number of customers at end of periods                     737,018     729,642

The Company was serving more than 7,000 additional customers. In addition, a rate increase became effective in November 1994. However, residential and commercial sales decreased compared with the previous year because of warmer weather for both the 3-month and 6-month periods ended February 28, 1995.

The market to serve industrial customers remains extremely competitive, so the Company offers its pipeline capacity lease program (PCL) and payment-in-kind program (PIK) to certain of these customers as a response to the competitive pressures. Under its PIK program, the Company accepts gas in lieu of cash for PCL payments and for transportation charges. PIK gas is priced to general system gas distribution operations at the weighted average cost of gas (WACOG). Some of the PCL contracts include price caps, which reduce the volume of gas delivered to the Company as the price of gas purchased by the customers escalates. Average spot market prices increased significantly in 1993 and continued to increase for part of 1994, triggering price caps and reducing the volume of PIK gas delivered to the Company. In May 1994, spot market prices began declining to levels under those which triggered the price caps, improving PCL margins. Spot prices continued to decline during the current fiscal year causing PCL margins to increase.

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
EXPLORATION AND PRODUCTION        1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers    $6,601      $6,421       $11,752     $13,095
  Intersegment sales                211         363           482         738
    Total revenues                6,812       6,784        12,234      13,833
Operating expenses                5,698       6,311        11,227      12,645
Operating income (loss)
  before income taxes             1,114         473         1,007       1,188
Income taxes                        211          15            (4)        112
Net interest expense                568         435         1,017         899
    Net income (loss)            $  335      $   23       $    (6)    $   177
Earnings (loss) per share          $.01       $(.01)        $   $  -    $  -

Oil production sales:
  Revenue (thousands of $)       $1,720      $1,838        $3,395      $4,117
  Volumes (Bbls.)               109,361     137,852       215,508     281,941
  Average price (per bbl.)       $15.73      $13.33        $15.75      $14.60

Gas production sales:
  Revenue (thousands of $)       $4,015      $4,665        $7,345      $9,295
  Volumes (MMcf)                  2,493       2,249         4,652       4,549
  Average price (per Mcf)         $1.61       $2.07         $1.58       $2.04

Natural gas liquids sales:
  Revenue (thousands of $)         $833        $114        $1,117        $225
  Volumes (Mgals.)                2,897         470         4,102         932
  Average price (per gal.)         $.29        $.24          $.27        $.24

Exploration and production earnings increased for the current quarter compared with last year because of increased sales of natural gas liquids from recently acquired Black Lake properties, a gain on the sale of property, lower nonproductive well drilling costs, and decreased depreciation and depletion expenses. Earnings for the current fiscal year to date declined as a result of lower natural gas prices.

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
GAS PROCESSING                    1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers   $32,381     $25,274       $56,036     $54,804
  Intersegment sales                -           634           -           647
    Total revenues               32,381      25,908        56,036      55,451
Operating expenses               29,700      24,666        51,676      50,652
Operating income before
  income taxes                    2,681       1,242         4,360       4,799
Income taxes                        937         403         1,494       1,694
Net interest expense                259         200           498         420
    Net income                  $ 1,485     $   639       $ 2,368     $ 2,685
Earnings per share                 $.06        $.03          $.09        $.10

Natural gas liquids sales:
  Revenue (thousands of $)      $13,743     $10,414       $27,788     $24,642
  Volumes (Mgals.)               50,376      41,294       103,252      95,022
  Average price (per gal.)         $.27        $.25          $.27        $.26
  Margin (per gal.)                $.02        $ -           $.03        $.02

Other gas sales:
  Revenue (thousands of $)      $15,641     $11,524       $22,394     $21,115
  Volumes (MMcf)                  7,011       4,537        11,186       8,919
  Average price (per Mcf)         $2.23       $2.54         $2.00       $2.37
  Margin (per Mcf)                 $.30        $.32          $.21        $.22

In July 1994, the Company began trading NYMEX natural gas futures contracts to hedge shrinkage and fuel requirements in its gas processing operations. These contracts were entered into in order to effectively manage the risks involved in gas commodities price fluctuations. Gains or losses are recognized when the futures contracts expire. In the first quarter, a loss of $1.2 million was recognized for futures contracts that had expired, $.9 million of which was applicable to shrinkage and fuel costs recorded in December 1994 and January 1995. During the second quarter, a $1.8 million loss was recognized, $1.3 million of which was applicable to shrinkage and fuel costs recorded in March and April 1995. Hedging losses are offset by purchases of replacement fuel and shrinkage at amounts less than the hedged cost. At February 28, 1995, the Company had no deferred gains or losses on gas futures contracts.

Net income for the gas processing business increased during the current 3-month period primarily because of increased volumes of natural gas liquids sold at slightly higher prices. Earnings for the current 6-month period decreased primarily because a gain of $2.1 million for the sale of a plant was included in previous year earnings.

Margins on other gas sales decreased during the current quarter and fiscal year to date because of lower natural gas prices.

                                   3 Months Ended            6 Months Ended
                                     February 28,              February 28,
OTHER                             1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers   $ 3,041     $11,064       $14,050     $14,024
  Intersegment sales             22,236      17,332        40,228      42,253
      Total revenues             25,277      28,396        54,278      56,277
Gas purchase expense             23,013      25,654        49,557      51,153
Operating expenses                2,846       2,800         5,685       5,629
Operating income (loss)
  before income taxes              (582)        (58)         (964)       (505)
Income taxes                       (342)       (139)         (567)       (379)
Net interest expense                304         302           501         475
    Net income (loss)           $  (544)    $  (221)      $  (898)    $  (601)
Earnings (loss) per share         $(.02)      $(.01)        $(.03)      $(.02)

Buildings operations (thousands of $):
  Revenue                        $2,192      $2,294        $4,348      $4,621
  Earnings per share              $(.01)      $(.01)        $(.02)      $(.02)

Corporate operations (thousands of $):
  Revenue                          $136        $169          $228        $242
  Earnings per share               $ -         $ -           $ -         $ -

Gas marketing operations (thousands of $):
  Revenue                       $22,949     $25,933       $49,702     $51,414
    Less gas purchase expense    23,013      25,654        49,557      51,153
      Net revenue               $   (64)    $   279       $   145     $   261
      Earnings per share          $(.01)       $ -          $(.01)       $ -

Through the issuance of 330,000 shares of previously unissued shares of ONEOK Inc. common stock, ONEOK Gas Marketing Company recently acquired through a merger transaction the remaining interest in a partnership which markets natural gas. The partnership had been moving approximately 400 to 450 million cubic feet per day of natural gas, primarily out of Oklahoma.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1995 fiscal year are as follows:

Sources of Funds (Millions of $)
Proceeds from:
  Issuance of short-term debt                       $ 20.0
Cash provided by operating
  activities                                          91.7
    Total                                           $111.7

Short-Term Debt. The aggregate amount of short-term debt outstanding at April 3, 1995, and February 28, 1995, was $50 million and $75 million, respectively.

Long-Term Debt. As of April 3, 1995, the Company could have issued approximately $265.5 million of additional long-term debt under the most restrictive of the provisions contained in the Company's various lending agreements.

Stock and Dividends. As of April 3, 1995, the Company could have issued approximately 33 million shares of common stock, 160,000 shares of preferred stock, and three million shares of preference stock. Common dividends were 28 cents per share for the 1995 first and second quarters and 27 cents and 28 cents, respectively, for the same periods a year earlier. Preferred dividends were 59.375 cents per share for all periods.

Rate Regulation. On December 30, 1994, the Company filed an application for a general rate increase with the Oklahoma Corporation Commission. The request is for an increase of $36.4 million, a return on equity of 13.2 percent, and an overall return of 10.977 percent. The Company is also seeking approval to restructure the method in which it handles revenues from its largest customers and implementation of incentive ratemaking and weather normalization plans. Under the incentive ratemaking plan, the Company would be allowed limited rate adjustments, and, in turn, would agree not to seek a general rate increase for three years. Hearings before an administrative law judge are scheduled to begin on May 30, 1995.

Other Commission Matters. On March 31, 1995, the Oklahoma Corporation Commission Staff filed two applications with the Oklahoma Corporation Commission. The first application involves the Company's Purchased Gas Adjustment Clause ("PGA Clause") requesting a hearing to determine the appropriateness of the PGA Clause and requesting that the Clause be amended. The Staff also requested that all collections pursuant to the most recent filing (March 29, 1995) be placed under bond and subject to refund. The second application requests that the Company's Payment in Kind Program ("PIK") be modified to set the PIK Rate at the rate used in the Company's last rate case ($2.68 per Mcf), adjusted for heat content, with adjustment allowed for increases in the PIK customers' cost above the contract price cap. Alternatively, the Staff requests that the revenue received by the Company under PIK be made interim, under bond, and subject to refund. Any change in the Company's PGA Clause that would not allow the Company to immediately pass through the full cost of increases in the gas purchase costs of the Company to its customers and any change in the PIK that would result in a reduction of revenues received by the Company would have an adverse effect on the Company's cash flow and earnings. The amount of such effect is not presently determinable.

Industrial Load. The Company's largest industrial customer, Agricultural Mineral, Limited Partnership (AMLP), a fertilizer manufacturer, has instituted an antitrust proceeding in state District Court challenging the validity of its 15-year PCL contract with the Company entered into in 1989, contending that the Company's practice of charging negotiated rather than uniform PCL rates is discriminatory and illegal. The Company responded by filing an Oklahoma Corporation Commission (Commission) proceeding seeking a determination that the terms and conditions of its contract with AMLP are just and reasonable. The Administrative Law Judge ruled that the case should be stayed pending the outcome of the District Court proceedings. The Company appealed the ruling to the Commission, and the Commission subsequently determined that the matter should proceed. Management believes that AMLP's contentions are unfounded and will be rejected in both the judicial and administrative proceedings. Nevertheless, unfavorable results in such proceedings, unless the Company could offset or recover any resulting damages or earnings reduction by increased revenue from customers, could have a materially adverse effect on the Company's earnings. The amount of such effect is not presently determinable.

Capital Expenditures. Capital expenditures budgeted for the 1995 fiscal year are as follows:

                                                     (Est.)
   CAPITAL EXPENDITURES                              1995
   (Millions of $)
   Distribution                                      $44.0
   Transmission                                       15.0
   Exploration and production                         26.3
   Gas processing                                      3.5
   Other operations                                     .9
     Total                                           $89.7

The 1995 estimate for the exploration and production segment includes an October 1994 acquisition of Louisiana properties at a cost of approximately $17.6 million.

Other. ONEOK Inc. is a party to an agreement between Columbia Gulf Transmission, Tennessee Gas Pipeline Company, USX Corporation, and ONEOK Inc. (Sellers) and NGC Energy Resources (Buyer), pursuant to which the Sellers have agreed to sell Ozark Gas Transmission System (Ozark System) to the Buyer. The Sellers directly or indirectly own the Ozark System. ONEOK Inc., through its wholly owned subsidiary, Caney River Transmission Company, is a 25 percent partner in the Ozark System. The closing of the transaction is anticipated on or about May 1, 1995. Recently, the remaining long-term notes were called.
It is anticipated that the funds generated from certain exit agreements and from the sale of the Ozark System will retire the notes and allow the Company to fully recover its investment in the Ozark System.

Through the issuance of 330,000 shares of previously unissued shares of ONEOK Inc. common stock, ONEOK Gas Marketing Company recently acquired through a merger transaction the remaining interest in a partnership which markets natural gas. The partnership had been moving approximately 400 to 450 million cubic feet per day of natural gas, primarily out of Oklahoma.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Agricultural Minerals Limited Partnership v. ONEOK Inc., et al., No. CJ-94-93, District Court, Rogers County. On January 25, 1995, the Company filed a motion for leave to file a counterclaim against the Plaintiff for abuse of process, which has been briefed. The parties are awaiting a decision. A Scheduling Order was entered on February 11, 1995, with a discovery cut-off of September 1, 1995, and a trial date of October 9, 1995. The case is in the discovery stage.

Application of Ernest G. Johnson Director of the Public Utility Division, Oklahoma Corporation Commission seeking Commission Authorization to Modify Oklahoma Natural Gas Company's Purchased Gas Adjustment Clause, Cause No. PUD 590000059, Oklahoma Corporation Commission. On March 31, 1995, the Director of the Public Utility Division of the Commission filed an application for an administrative proceeding to determine the appropriateness of the Company's Purchased Gas Adjustment Clause ("PGA Clause"), the most recent proposed adjustment having been filed with the Commission on March 29, 1995, requesting that the PGA Clause be amended and that any collections pursuant to the most recent filing be placed under bond and subject to refund. The matter has been set for hearing on April 12, 1995.

Application of Ernest G. Johnson Director of the Public Utility Division, Oklahoma Corporation Commission seeking Commission Authorization to Modify Oklahoma Natural Gas Company's Payment in Kind Tariff, Cause No. PUD 590000060, Oklahoma Corporation Commission. On March 31, 1995, the Director of the Public Utility Division of the Commission filed an application requesting that the Company's Payment in Kind Program ("PIK") be modified "to set the PIK rate at the rate used in the Company's last rate case, $2.68 Mcf, adjusted for heat content, with adjustment allowed for increases in PIK customers' cost above the contract price caps." Alternatively, the Staff requests that the revenues received by the Company under PIK be made interim, under bond, and subject to refund.

Fent, et ux v. Oklahoma Natural Gas Company, a division of ONEOK Inc., No. 79,243, Oklahoma Supreme Court. A petition for rehearing was denied by the Oklahoma Supreme Court on January 31, 1995. On February 13, 1995, the court granted the Plaintiffs' application for attorney fees in connection with the appeal. A petition for rehearing of the attorney fee order has been filed.

Hadson Energy Resources Corporation v. ONG Western, Inc., No. 93-3953-62, District Court, Oklahoma County. An Order dismissing the action with prejudice was entered on February 1, 1995.

In the Matter of the Ad Valorem Tax Protest of Oklahoma Natural Gas Company, ONG Sayre Storage, ONG Transmission Company, ONEOK Services, Inc., ONG Western, Inc., ONG Red Oak Transmission Company, and OkTex Pipeline Company, Case Nos. E-94-32, E-94-33, E-94-34, E-94-35, E-94-36, E-94-37, E-94-38, Court
of Tax Review, Oklahoma Board of Equalization. This proceeding is in the discovery stage. (In a separate action filed in the Oklahoma Supreme Court by another Protestant, the court assumed original jurisdiction, decided the matter against the Protestant, and subsequently rejected a petition for rehearing. The Protestant is considering an appeal to the United States Supreme Court.)

In the Matter of the Application of Oklahoma Natural Gas Company, a Division
of ONEOK Inc., for Examination of Standby Service.   Cause No. PUD 880000598,
Oklahoma Corporation Commission. Under a scheduling order entered on December 9, 1994, the Company must file testimony and proposed tariffs by April 14, 1995, and a hearing on the merits is scheduled for September 13, 1995. On March 22, 1995, the Company filed a motion asking for an extension until July 14, 1995, to file testimony and tariffs and like extensions of other dates. The motion, heard on March 30, 1995, was denied.

Application for a Determination that the Rate Charges Pursuant to a Pipeline Capacity Lease Agreement between ONG and AMLP is Just and Reasonable, Cause No. PUD 940000419, Oklahoma Corporation Commission. A hearing on the Company's appeal of the ruling of the Administrative Law Judge that the matter should be stayed pending the outcome of the District Court proceedings (see Agricultural Minerals Limited Partnership v. ONEOK Inc., et al., above) was held on February 8, 1995, and the Commission subsequently determined that it had jurisdiction and that the matter should proceed. A hearing is set for April 13, 1995, to hear the Company's motion for a scheduling order.

In the Matter of the Application for a Change or Modification of the Rates, Charges, and Tariffs of Oklahoma Natural Gas Company, a Division of ONEOK Inc., Cause No. 940000477, Oklahoma Corporation Commission. This proceeding is in the discovery stage (Company answering numerous data requests from the Staffs of the Commission and the Attorney General). The hearing on the application is set for May 30 through June 2, 1995.

Application of Oklahoma Natural Gas Company for Limited Deviation from the General Priority Schedule Established by OCC-OGR 1-305, General Cause No. 28738, Oklahoma Corporation Commission. On January 6, 1995, the Company filed a motion to dismiss. On January 12, 1995, an Administrative Law Judge recommended that the motion be granted, and on January 19,1995, the Commission accepted the recommendation and dismissed the Cause.

Application of Oklahoma Natural Gas Company to Amend its Limited Deviation from the General Priority Schedule Established by OAC 165;10-17-12 in Order to Modify its Special Industrial Sales Program, Cause No. 9500000391; and

Application of Oklahoma Natural Gas Company for Modification of its Special Industrial Sales Program, Cause PUD No. 950000017.

On February 3, 1995, the Company filed an application in the Public Utility Division requesting that its Special Industrial Sales Program (SISP) be modified to offset any decline in the receipt of Payment-In-Kind gas. Concurrently, the Company filed an application with the Conservation Division to permit the Company to purchase the additional SISP gas without regard to priority. A motion to consolidate the two proceedings was also filed. A date for the hearing on the merits has not yet been set.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Results of Votes of Security Holders

The Annual Meeting of Shareholders of ONEOK Inc. was held on January 19, 1995, in Tulsa, Oklahoma. At this meeting, shareholders voted to elect directors and approve the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

The results of the voting are as follows:

(1)  Election of Class B Directors

                              Common Stock Votes        Preferred Stock Votes
                               For        Withheld         For      Withheld
Larry W. Brummett           23,013,347     244,423       249,922      7,548
S. J. Jatras                22,993,404     264,366       249,872      7,598
Douglas Ann Newsom, Ph.D.   22,968,404     289,287       249,872      7,598

Class A Directors continuing after the meeting are as follows:

W. M. Bell
W. L. Ford
B. H. Mackie
G. D. Parker

Class C Directors continuing after the meeting are as follows:

D. R. Cummings
J. M. Graves
J. D. Scott
G. R. Williams
S. L. Young

(2)  Appointment of KPMG Peat Marwick LLP as independent auditors for the
Company
                               For        Against      Abstain
Preferred                      195,250      6,982        55,238
Common                      22,887,338    187,999       182,433

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

Three reports on Form 8-K were filed during the second quarter of the 1995 fiscal year or preceding the filing of this report. The first report was dated December 30, 1994, and reported that Oklahoma Natural Gas Company, a division of ONEOK Inc., filed an application with the Oklahoma Corporation Commission seeking a $36.4 million rate increase. The second report was dated February 14, 1995, and reported that ONEOK Inc. was a party to a certain Stock and Interest Purchase and Sale Agreement, dated February 10, 1995, between Columbia Gulf Transmission, Tennessee Gas Pipeline Company, USX Corporation, and ONEOK Inc. (Sellers) and NGC Energy Resources, Limited Partnership (Buyer), pursuant to which the Sellers have agreed to sell Ozark Gas Transmission System to the Buyer. The third report was dated on February 24, 1995, and reported that ONEOK Inc. had acquired Ward Gas Services, Inc., from Ward Petroleum Corporation through merger into ONEOK Gas Marketing Company, a wholly owned subsidiary, on February 23, 1995.

There were no financial statements filed with any of these Forms 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April 1995.


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