Form 10-Q
period 1995-05-31
ONEOK INC
filed 1995-06-29
CIK 74154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549




FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995




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


The number of common shares outstanding of the registrant was 27,020,004 as of May 31, 1995.

TABLE OF CONTENTS


                                                       Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Statements of
            Earnings - Three Months and Nine Months
            Ended May 31, 1995 and 1994                     3

          Consolidated Condensed Balance Sheets -
            May 31, 1995, and August 31, 1994               4

          Consolidated Condensed Statements of
            Cash Flows - Nine Months Ended
            May 31, 1995 and 1994                           5

          Notes to Consolidated Condensed Financial
            Statements                                   6- 7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   7-14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                             14-16

Item 6.   Exhibits and Reports on Form 8-K                 16
      Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  ONEOK Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
                                  1995        1994          1995        1994
OPERATING REVENUES

Distribution and transmission  $146,698    $142,726      $518,486    $529,344
Exploration and production        5,184       5,229        16,936      18,324
Gas processing                   24,377      26,525        80,413      81,329
Other                           128,239      16,000       142,289      34,118
  Total operating revenues      304,498     190,480       758,124     663,115

OPERATING EXPENSES

Gas purchase expense            210,073     108,470       455,707     375,586
Operations                       51,689      46,607       142,661     140,086
Maintenance                       1,659       1,488         5,201       4,785
Depreciation, depletion,
  and amortization               12,655      12,494        37,813      38,546
Income taxes                      4,811       2,456        27,456      23,768
Other taxes                       5,168       4,815        15,644      14,220
  Total operating expense       286,055     176,330       684,482     596,991

  Operating income               18,443      14,150        73,642      66,124
Net interest                      9,403       8,458        28,527      26,233
  Net income                      9,040       5,692        45,115      39,891
Preferred stock dividend
  requirement                       107         107           321         321
Earnings available for
  Common stock                 $  8,933    $  5,585     $  44,794    $ 39,570

Earnings per common share          $.33        $.21         $1.67       $1.48

Dividends per common share         $.28        $.28          $.84        $.83

Weighted average common
  shares outstanding (thousands) 27,020      26,690        26,808      26,668


See accompanying notes to consolidated condensed financial statements.

                                 ONEOK Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)
                                                          May 31,    Aug. 31,
                                                           1995        1994
ASSETS

Property and equipment                                 $1,265,427  $1,217,739
Less accumulated depreciation,
  depletion, and amortization                             504,941     480,288
    Net property and equipment                            760,486     737,451
Current assets:
  Cash and cash equivalents                                25,575       4,545
  Accounts receivable                                      90,174      51,029
  Inventories                                              82,750      94,454
  Purchased gas cost adjustment                               -        11,809
  Deferred taxes                                              827         -
  Other current assets                                      7,371       7,416
    Total current assets                                  206,697     169,253
Deferred debits and other assets:
  Take-or-pay                                             106,617     107,491
  Other                                                   115,583     122,805
    Total deferred debits and
      other assets                                        222,200     230,296
                                                       $1,189,383  $1,137,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Common shareholders' equity:
  Common stock                                         $  201,404  $  195,568
  Retained earnings                                       197,208     174,926
    Total common shareholders' equity                     398,612     370,494
Preferred stock                                             9,000       9,000
  Total shareholders' equity                              407,612     379,494

Long-term debt, excluding current maturities              350,969     362,897

Current liabilities:
  Current maturities of long-term debt                     13,076      14,050
  Notes payable                                            46,152      50,000
  Accounts payable                                         63,708      44,238
  Accrued income taxes                                     12,017         -
  Accrued general taxes                                     8,127       9,845
  Accrued interest                                         14,035       8,711
  Accrued liabilities                                      18,939      11,429
  Customers' deposits                                       7,209       6,413
  Deferred taxes                                              -         3,822
    Total current liabilities                             183,263     148,508
Deferred credits:
  Deferred income taxes                                   193,879     197,156
  Other                                                    53,660      48,945
    Total deferred credits                                247,539     246,101
                                                       $1,189,383  $1,137,000

See accompanying notes to consolidated condensed financial statements.

                                 ONEOK Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                             9 Months Ended
                                                                 May 31,
                                                            1995        1994
OPERATING ACTIVITIES
Net income                                               $ 45,115    $ 39,891
Amortization of take-or-pay deferrals                       3,347         -
Depreciation, depletion, and amortization                  37,813      38,546
Nonproductive well drilling                                   375         800
Net losses of equity investees                                561         186
Net gain on sale of property                                   -       (1,693)
Deferred income taxes                                      (7,926)      1,284
Changes in assets and liabilities                          27,128       1,837
  Net cash provided by operating
    activities                                            106,413      80,851

INVESTING ACTIVITIES
(Increase) decrease in investments, net                     4,522      (2,846)
Proceeds from sale of Caney River
  Transmission Company                                     10,901         -
Capital expenditures                                      (64,579)    (55,969)
Proceeds from sale of property                                -         7,861
Proceeds from salvage, net of removal costs                 3,356        (106)
  Net cash used in investing
    activities                                            (45,800)    (51,060)

FINANCING ACTIVITIES
Principal payments on long-term debt                      (12,902)    (15,000)
Decrease in notes payable, net                             (3,848)     (2,000)
Dividends paid                                            (22,833)    (22,458)
  Net cash used in financing activities                   (39,583)    (39,458)

Change in cash and cash equivalents                        21,030      (9,667)
Cash and cash equivalents, beginning of period              4,545       9,667
Cash and cash equivalents, end of period                 $ 25,575    $    -

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                $23,150     $30,990
  Income taxes                                            $21,849     $13,333
Noncash transactions:
  Gas received as payment-in-kind                         $77,494     $53,269
  Stock Performance Plan                                  $   -       $ 1,203
  Issuance of common stock                                $ 5,836     $   -


See accompanying notes to consolidated condensed financial statements.

                                      ONEOK Inc.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Note 2. Rate Regulation. On June 19, 1995, the Oklahoma Corporation Commission (Commission) approved a settlement agreed to by all active participants in the pending rate proceedings, including the Commission Staff, the Attorney General, and certain intervenors, which settled all issues in the proceedings. Under the approved settlement, the Company will receive a $14.9 million increase in base rates, of which $1.15 million applies for only two years. In recognition of the current highly competitive conditions in the industrial gas market, rates for large industrial customers were restructured and reduced, with revenue losses associated with such restructuring shifted to the general system "core" (residential and commercial) customers. The price of Payment-In-Kind (PIK) gas to be included in the weighted average cost of gas was reduced to the cost of Special Industrial Sales Program (SISP) gas and limited to an adjusted index price, the amount of PIK and SISP gas which could be taken and included in the Purchased Gas Adjustment (PGA) was increased but limited to 50 percent of the total general system supply on an annual basis, and the revenue loss resulting from the pricing change for PIK gas was shifted to the general system customers' base rates. The settlement also provided for limited (up to 10 percent) rate recovery for large industrial customer revenue losses resulting from future contract renegotiation and a temperature normalization adjustment clause. The Company anticipates that the result of such rate increases and rate restructuring and gas acquisition and pricing changes could be a net annual reduction of $6.7 million in burner tip gas costs to the general system core customers. As a part of the settlement the Company agreed not to file for a general rate increase for two years.

Note 3. Other Commission Matters. The Oklahoma Corporation Commission, in an order issued April 27, 1995, established a cap of $2.68 per thousand cubic feet of gas (Mcf) on the price to be applied to gas volumes received by the Company in its approved Payment-In-Kind program. Prior to the order, the gas was priced at the weighted average cost of gas, which was approximately 60 cents per Mcf higher than the cap at the time of the order. The Commission order had the effect of reducing revenue but was superseded by the 1994 Rate Proceedings rate order described above.

Note 4. Other Assets. Through TransTex Pipeline Company (TransTex), a subsidiary, the Company is a 25 percent partner in Red River Pipeline (Red River), which operates in Texas. The Company has agreed to advance cash to Red River, limited to its proportionate share, for operating expenses and for debt sinking fund payments when cash deficiencies occur. The Company has made such cash advances in each of the last three years. TransTex entered into a one-year limited agency agreement with a third party for shipping gas on Red River, which has generated additional revenue for TransTex during the 1995 fiscal year. TransTex is considering other alternatives to maximize the value of its assets. If the system does not improve cash flow as a result of these or other changes, the Company may not be able to fully recover its investment. The amount of such effect is not presently determinable.

The sale of Ozark Gas Transmission System (Ozark System) was closed on April 28, 1995. The total purchase price was $44.8 million, the approximate book value of the Ozark System. Caney River Transmission Company (Caney River), a wholly owned subsidiary of ONEOK Inc., was a partner in the Ozark System with a twenty-five percent partnership interest therein. At the closing, ownership of Caney River was transferred by ONEOK Inc. to Ozark Pipeline, Inc., a subsidiary of NGC Energy Resources Limited Partnership as part of the transaction. ONEOK Inc. fully recovered its investment, which, for the current fiscal year, will result in a positive cash flow but no material impact on earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ONEOK Inc. and its subsidiaries (the Company) engage in natural gas distribution, transmission, gathering, and storage operations; oil and gas energy operations; and certain other operations, as described below.

Distribution and Transmission. Oklahoma Natural Gas Company purchases, distributes, and sells natural gas and leases pipeline capacity. ONG Transmission Company and five subsidiaries gather, compress, transport, and store natural gas for intrastate distribution, transport gas in interstate commerce, and lease pipeline capacity. In addition, one subsidiary, TransTex Pipeline Company, owns an interest in a partnership that operates a natural gas transmission system.

A new subsidiary, ONG Gas Gathering Company, has been formed and substantially all gas gathering facilities and operations were transferred to the new subsidiary effective April 1, 1995. Present plans call for reorganizing and consolidating substantially all gas transmission facilities and operations into one subsidiary to be named ONG Transmission Company. All gas distribution facilities and operations will remain in the parent corporation and continue to be operated under the trade name, Oklahoma Natural Gas Company.

Exploration and Production. ONEOK Exploration Company and ONEOK Resources Company primarily explore for and produce natural gas and oil.

Gas Processing. ONEOK Products Company extracts and sells natural gas liquids. It also buys and sells natural gas.

Other Operations. ONEOK Gas Marketing Company markets natural gas. Other subsidiaries operate the headquarters office building and a parking garage.


RESULTS OF OPERATIONS

The Company reported consolidated net income of $9.0 million, or 33 cents per share of common stock for the Company's fiscal 1995 third quarter ended May 31, 1995, compared with $5.7 million, or 21 cents per share for the prior year's third quarter.

Earnings for Oklahoma Natural Gas Company, the Company's gas distribution and transmission operation, were $6.1 million, or 22 cents per share, compared with $6.3 million, or 23 cents per share, last year. The impact of cooler weather and increased margins was offset by a nonrecurring charge related to Tri-Fuels Company, a small alternative-fuel subsidiary.

ONEOK's natural gas liquids processing business contributed $2.9 million, or 11 cents per share, compared with earnings of $199,000, or one cent per share, a year ago. The earnings increase was due to additional sales volumes and improved margins.

Consolidated net interest expense increased during the current year's third quarter and fiscal year to date due to increased amounts of short-term debt outstanding and higher interest rates during the periods. The average cost of debt for the current three-month and nine-month periods was 8.661 percent and 8.238 percent, respectively, compared with 8.568 percent and
8.157 percent for the same periods last year.

Following is a summary of consolidated earnings:

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
NET INCOME (LOSS)                 1995        1994          1995        1994
(Thousands of $)
Distribution and transmission    $6,085      $6,330       $40,696    $38,819
Exploration and production          419           3           413        180
Gas processing                    2,908         199         5,276      2,884
Contract drilling                   -          (430)          -         (981)
Other operations                   (372)       (410)       (1,270)    (1,011)
  Consolidated                   $9,040      $5,692       $45,115    $39,891

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
EARNINGS (LOSS) PER COMMON SHARE  1995        1994          1995        1994
Distribution and transmission     $ .22       $ .23         $1.50      $1.44
Exploration and production          .02         .01           .02        .01
Gas processing                      .11         .01           .20        .11
Contract drilling                    -         (.02)           -        (.04)
Other operations                   (.02)       (.02)         (.05)      (.04)
  Consolidated                    $ .33       $ .21         $1.67      $1.48

Following are summaries of financial results and operating information for the various segments of the Company for the three-month and nine-month periods ended May 31, 1995 and 1994.

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
DISTRIBUTION AND TRANSMISSION     1995        1994          1995        1994
(Thousands of $, except per share amounts)
Revenues:
  From unaffiliated customers  $146,698    $142,803      $518,486    $529,421
  Intersegment sales                777         500         1,351       1,564
    Total revenues              147,475     143,303       519,837     530,985
Less gas purchase expense        80,158      84,411       293,684     320,207
Net revenues/gross margins       67,317      58,892       226,153     210,778
Operating expenses               50,054      41,916       135,448     125,211
Operating income before
  income taxes                   17,263      16,976        90,705      85,567
Income taxes                      3,085       2,980        24,808      23,213
Net interest expense              8,093       7,666        25,201      23,535
    Net income                 $  6,085    $  6,330      $ 40,696    $ 38,819
Earnings per share                 $.22        $.23         $1.50       $1.44

Gas sales:
  Residential and commercial   $102,749    $ 92,933      $371,905    $367,365
  Industrial                      5,388       6,826        20,498      21,388
  Wholesale                         402         168         1,603       2,494
  PCL/SISP gas sales             12,815      22,067        40,760      69,617
    Total gas sales             121,354     121,994       434,766     460,864
Less gas purchase expense        80,158      84,411       293,684     320,207
Gas sales margins                41,196      37,583       141,082     140,657
PCL/SISP margins                  5,922       5,026        17,624      15,532
Pipeline capacity lease margins  15,230      12,767        53,238      39,407
Other revenues                    4,969       3,516        14,209      15,182
    Net revenues               $ 67,317    $ 58,892      $226,153    $210,778

Volumes (MMcf):
Gas sales:
  Residential and commercial     18,573      17,393        69,818      78,279
  Industrial                      1,875       1,955         6,613       6,639
  Wholesale                         114          55           494         788
    Total gas sales              20,562      19,403        76,925      85,706
PCL/SISP                          8,600      10,730        26,859      33,550
Pipeline capacity leases         32,193      29,719        98,543      90,788
    Total volumes                61,355      59,852       202,327     210,044

Average cost of gas purchased (per Mcf):
  General system                  $3.27       $2.92         $3.28       $2.92
  SISP                            $1.54       $2.08         $1.57       $2.04

PCL margins (per MMcf)             $.52        $.44          $.57        $.44

Degree days:
  Actual                            761         645         3,357       3,857
  Normal                            650         650         3,629       3,616

Number of customers at end of periods                     732,924     722,665

Distribution and transmission operations reported decreased net income for the current fiscal year's third quarter. Revenues for the current quarter increased due to improved margins and slightly colder weather, offset by a nonrecurring charge related to Tri-Fuels Company, a small alternative-fuel subsidiary of the Company. For the fiscal year to date, net income increased compared with the same period last year. Major contributing factors were additional customers, increased margins, and the nonrecurring effect of a rate order issued during the 1995 first quarter, partially offset by warmer weather and the nonrecurring charge related to Tri-Fuels Company discussed above.

The market to serve industrial customers remains extremely competitive, so the Company offers its pipeline capacity lease program (PCL) and payment-in-kind program (PIK) to certain of these customers as a response to the competitive pressures. Under its PIK program, the Company accepts gas in lieu of cash for PCL payments and for transportation charges. Prior to an April 27, 1995, order of the Oklahoma Corporation Commission (Commission), PIK gas had been priced to general system gas distribution operations at the weighted average cost of gas (WACOG). Some of the PCL contracts included price caps, which reduced the volume of gas delivered to the Company as the price of gas purchased by the customers escalated. Average spot market prices increased significantly in 1993 and continued to increase for part of 1994, triggering price caps and reducing the volume of PIK gas delivered to the Company. In May 1994, spot market prices began declining to levels under those which triggered the price caps, improving PCL margins. Spot prices continued to decline during the current fiscal year causing PCL margins to increase.

The Oklahoma Corporation Commission, in an order dated April 27, 1995, established a cap of $2.68 on the price to be applied to gas volumes received by the Company in its approved Payment-In-Kind program. Prior to the order, the gas was priced at the weighted average cost of gas, which was approximately 60 cents per Mcf higher than the cap at the time of the order. The Commission order had the effect of reducing revenue but was superseded by a new rate order entered June 19, 1995. (For additional discussion, see "Rate Regulation" on page 13.)

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
EXPLORATION AND PRODUCTION        1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers    $5,184      $5,228       $16,936     $18,323
  Intersegment sales              1,034         391         1,516       1,129
    Total revenues                6,218       5,619        18,452      19,452
Operating expenses                5,054       5,297        16,281      17,942
Operating income
  before income taxes             1,164         322         2,171       1,510
Income taxes                        248         (66)          244          46
Net interest expense                497         385         1,514       1,284
    Net income                   $  419      $    3       $   413     $   180
Earnings per share                 $.02        $.01          $.02        $.01

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
EXPLORATION AND PRODUCTION(Cont.) 1995        1994          1995        1994
Oil production sales:
  Revenue (thousands of $)       $1,928      $1,583        $5,323      $5,700
  Volumes (Bbls.)               114,588     125,679       330,096     407,620
  Average price (per bbl.)       $16.83      $12.60        $16.12      $13.98

Gas production sales:
  Revenue (thousands of $)       $2,860      $3,755       $10,205     $13,050
  Volumes (MMcf)                  2,077       1,781         6,729       6,330
  Average price (per Mcf)         $1.38       $2.11         $1.52       $2.06

Natural gas liquids sales:
  Revenue (thousands of $)         $635        $154        $1,752        $379
  Volumes (Mgals.)                2,505         893         6,607       1,825
  Average price (per gal.)         $.25        $.17          $.27        $.21

Increased earnings for exploration and production for the current quarter and fiscal year to date were primarily attributable to increased natural gas liquids and gas sales from properties acquired during the first quarter, increased oil prices, and decreased depreciation and depletion expenses.
Also contributing to the increased fiscal-year-to-date earnings were a gain on sale of property and lower nonproductive well drilling costs.

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
GAS PROCESSING                    1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers   $24,377     $26,523       $80,413     $81,328
  Intersegment sales              4,564          21         4,564         668
    Total revenues               28,941      26,544        84,977      81,996
Operating expenses               24,042      26,255        75,718      76,908
Operating income before
  income taxes                    4,899         289         9,259       5,088
Income taxes                      1,712        (102)        3,206       1,592
Net interest expense                279         192           777         612
    Net income                  $ 2,908     $   199       $ 5,276     $ 2,884
Earnings per share                 $.11        $.01          $.20        $.11

Natural gas liquids sales:
  Revenue (thousands of $)      $12,947     $11,734       $40,735     $36,376

  Volumes (Mgals.)               51,671      49,409       154,923     144,431
  Average price (per gal.)         $.25        $.24          $.26        $.25
  Margin (per gal.)                $.05        $ -           $.03        $.01

Other gas sales:
  Revenue (thousands of $)      $13,392     $11,132       $35,786     $32,247
  Volumes (MMcf)                  6,730       4,876        17,916      13,795
  Average price (per Mcf)         $1.99       $2.28         $2.00       $2.34
  Margin (per Mcf)                 $.38        $.12          $.28        $.18

In July 1994, the Company began trading NYMEX natural gas futures contracts to hedge shrinkage and fuel requirements in its gas processing operations. These contracts were entered into in order to effectively manage the risks involved in natural gas price fluctuations. Gains or losses were recognized as the futures contracts expired. In the first quarter, a loss of $1.2 million was recognized for futures contracts that had expired, $.9 million of which was applicable to shrinkage and fuel (gas purchase) costs recorded in December 1994 and January 1995. During the second quarter, a $1.8 million loss was recognized, $1.3 million of which was applicable to shrinkage and fuel costs recorded in March and April 1995. Lower prices paid for natural gas purchased for shrinkage and fuel requirements offset the amounts of the hedging losses. There were no hedging activities during the third quarter, and the Company has no open positions on gas futures contracts.

Net income for the gas processing business increased during the current three-month and nine-month periods primarily because of increased product sales and decreased shrinkage and fuel costs. Earnings for the nine-month period ended May 31, 1994, included a gain of $2.1 million for the sale of a plant.

                                   3 Months Ended            9 Months Ended
                                       May 31,                   May 31,
OTHER                             1995        1994          1995        1994
(Thousands of $ except per share amounts)
Revenues:
  From unaffiliated customers  $128,239     $14,806      $142,289   $ 28,828
  Intersegment sales             12,246      29,888        52,474     72,141
      Total revenues            140,485      44,694       194,763    100,969
Gas purchase expense            135,648      41,770       185,205     92,922
Operating expenses                4,911       2,878        10,596      8,506
Operating income (loss)
  before income taxes               (74)         46        (1,038)      (459)
Income taxes                       (236)        273          (803)      (106)
Net interest expense                534         183         1,035        658
    Net income (loss)          $   (372)    $  (410)     $ (1,270)  $ (1,011)
Earnings (loss) per share         $(.02)      $(.02)        $(.05)     $(.04)

Buildings operations (thousands of $):
  Revenue                        $2,232      $2,306        $6,580     $6,926
  Earnings per share              $(.01)      $(.02)        $(.03)     $(.04)

Corporate operations (thousands of $):
  Revenue                          $287        $ 56          $515       $298
  Earnings per share               $ -         $ -           $ -        $ -

Gas marketing operations (thousands of $):
  Revenue                      $137,966     $42,332      $187,668    $93,745
    Less gas purchase expense   135,648      41,770       185,205     92,922
      Net revenue              $  2,318     $   562      $  2,463    $   823
      Earnings per share          $(.01)       $ -          $(.02)      $ -

During the second quarter of 1995, ONEOK Inc. issued 330,000 shares of previously unissued shares of its common stock as part of a merger to acquire the remaining interest in a gas marketing partnership in which ONEOK Gas Marketing Company was a 50 percent owner. Increased revenues during the third quarter and fiscal year to date were primarily a result of gas marketing operations. Losses for other operations, including the results of gas marketing activities, remained relatively flat for both periods compared with last year.

LIQUIDITY AND CAPITAL RESOURCES

The estimated sources of funds (cash) for the 1995 fiscal year are as follows:

                                                    (Est.)
Sources of Funds (Millions of $)                     1995
Proceeds from:
  Issuance of short-term debt                       $  5.0
  Sale of investment                                  10.9
Cash provided by operating
  activities                                         100.4
    Total                                           $116.3

Short-Term Debt. The aggregate amount of short-term debt outstanding at June 27, 1995, and May 31, 1995, was $36.2 million and $46.2 million, respectively.

Long-Term Debt. As of June 27, 1995, the Company could have issued approximately $269.9 million of additional long-term debt under the most restrictive of the provisions contained in the Company's various lending agreements.

Stock and Dividends. As of June 27, 1995, the Company could have issued approximately 33 million shares of common stock, 160,000 shares of preferred stock, and three million shares of preference stock. Common stock dividends were increased from 27 cents per share during the first quarter of 1994 and have remained at 28 cents per share since that time. Preferred dividends are 59.375 cents per share. At May 31, 1995, approximately $169.8 million of retained earnings is available for dividends.

Rate Regulation. On June 19, 1995, the Commission approved a settlement agreed to by all active participants in the pending rate proceedings, including the Commission Staff, the Attorney General, and certain intervenors, which settled all issues in the proceedings. Under the approved settlement, the Company will receive a $14.9 million increase in base rates, of which $1.15 million applies for only two years. In recognition of the current highly competitive conditions in the industrial gas market, rates for large industrial customers were restructured and reduced, with revenue losses associated with such restructuring shifted to the general system "core" (residential and commercial) customers. The price of PIK gas to be included in the weighted average cost of gas was reduced to the cost of SISP gas and limited to an adjusted index price, the amount of PIK and SISP gas which could be taken and included in the Purchased Gas Adjustment (PGA) was increased but limited to 50 percent of the total general system supply on an annual basis, and the revenue loss resulting from the pricing change for PIK gas was shifted to the general system customers' base rates. The settlement also provided for limited (up to 10 percent) rate recovery for large industrial customer revenue losses resulting from future contract renegotiation and a temperature normalization adjustment clause. The Company anticipates that the result of such rate increases and rate restructuring and gas acquisition and pricing changes could be a net annual reduction of $6.7 million in burner tip gas costs to the general system core customers. As a part of the settlement the Company agreed not to file for a general rate increase for two years.

Industrial Load. A contingent settlement agreement relating to litigation with Terra Nitrogen, Limited Partnership, formerly Agricultural Minerals, Limited Partnership (AMLP), was entered into as a result of, but was not a part of, the settlement approved by the Commission on June 19, 1995.


Capital Expenditures. Capital expenditures budgeted for the 1995 fiscal year are as follows:

                                                    (Est.)
   CAPITAL EXPENDITURES (Millions of $)              1995
   Distribution                                      $41.4
   Transmission                                       13.0
   Exploration and production                         22.2
   Gas processing                                      2.5
   Other operations                                     .7
     Total                                           $79.8

The 1995 estimate for the exploration and production segment includes an October 1994 acquisition of Louisiana properties at a cost of approximately $17.6 million.

Other. Through TransTex Pipeline Company (TransTex), a subsidiary, the Company is a 25 percent partner in Red River Pipeline (Red River), which operates in Texas. The Company has agreed to advance cash to Red River, limited to its proportionate share, for operating expenses and for debt sinking fund payments when cash deficiencies occur. The Company has made such cash advances in each of the last three years. TransTex entered into a one-year limited agency agreement with a third party for shipping gas on Red River, which has generated additional revenue for TransTex during the 1995 fiscal year. TransTex is considering other alternatives to maximize the value of its assets. If the system does not improve cash flow as a result of these or other changes, the Company may not be able to fully recover its investment. The amount of such effect is not presently determinable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Agricultural Minerals Limited Partnership v. ONEOK Inc., et al., No. CJ-94-93, District Court, Rogers County. As a result of the settlement of the Company's 1994 Rate Proceedings (see Cause No. 940000477 below), a contingent settlement agreement has been reached relating to this case.

In the Matter of the Ad Valorem Tax Protest of Oklahoma Natural Gas Company, ONG Sayre Storage, ONG Transmission Company, ONEOK Services, Inc., ONG Western, Inc., ONG Red Oak Transmission Company, and OkTex Pipeline Company, Nos. E-94-32, E-94-33, E-94-34, E-94-35, E-94-36, E-94-37, E-94-
38, Court of Tax Review, Oklahoma Board of Equalization. This matter has been settled. Under the settlement agreement, the current assessment ratio shall remain fixed for three years. A legislative study group is being established to study the matter and recommend a long-term solution.

McWilliams, et ux v. ONEOK Inc., No. CJ-94-244, District Court, Kay County. The trial of the case commenced June 6, 1995, and the jury returned a verdict against the Company for $430,000 actual damages and $1 million punitive damages. The Company plans to file a motion for a new trial.

Producers Selling Gas Processed at the LaVerne and/or Mooreland Plants (including ONEOK Exploration Company), Docket No,. IN 92-1-000, and Amoco Production and Oryx Energy Company, Docket No. IN 92-2-000, before the Federal Energy Regulatory Commission. The Commission withdrew its Notice of Proposed Civil Penalty by Order issued May 2, 1995. As such, the Company is no longer subject to any potential liability under the NGA or NGPA arising out of matters covered by the Notice.

Application of Ernest G. Johnson Director of the Public Utility Division, Oklahoma Corporation Commission, seeking Commission Authorization to Modify Oklahoma Natural Gas Company's Purchased Gas Adjustment Clause, Cause No. PUD 590000059, Oklahoma Corporation Commission; and Application of Ernest
G. Johnson Director of the Public Utility Division, Oklahoma Corporation Commission, seeking Commission Authorization to Modify Oklahoma Natural Gas Company's Payment-In-Kind Tariff, Cause No. PUD 590000060, Oklahoma Corporation Commission. Orders were issued in these proceedings but will be superseded by the Order in the 1994 Rate Proceedings. (See Cause No. 940000477 below.)

In the Matter of the Application of Oklahoma Natural Gas Company, a
Division of ONEOK Inc., for Examination of Standby Service.   Cause No. PUD
880000598, Oklahoma Corporation Commission. Pursuant to a scheduling order entered by an administrative law judge (and agreed to by both parties) on December 9, 1994, a hearing on the merits is scheduled for September 13, 1995. The Company filed its testimony and proposed tariffs on April 14, 1995.

In the Matter of the Application of Oklahoma Natural Gas Company, a Division of ONEOK Inc., for a Review and Determination Concerning its Rates and Earnings in Compliance with the Requirements of 17 O. S. Supp. 1990, Sec. 263, and for Other Appropriate Relief, Cause PUD No. 910001190, Oklahoma Corporation Commission. As a result of the settlement of the Company's 1994 Rate Proceedings (see Cause No. 940000477 below), a contingent settlement agreement has been reached relating to Terra Nitrogen, Limited Partnership's appeal of the Commission's November 22, 1994 Order.

Application for a Determination that the Rate Charges Pursuant to a Pipeline Capacity Lease Agreement between ONG and AMLP is Just and Reasonable, Cause No. PUD 940000419, Oklahoma Corporation Commission. As a result of the settlement of the Company's 1994 Rate Proceedings (see Cause No. 940000477 below), a contingent settlement agreement has been reached relating to this case.

In the Matter of the Application for a Change or Modification in the Rates, Charges, and Tariffs of Oklahoma Natural Gas Company, a Division of ONEOK Inc., Cause No. 940000477, Oklahoma Corporation Commission. A joint stipulation to settle the pending rate proceeding was entered into between the Company, the Staff of the Public Utility Division of the Corporation

Commission, the Attorney General, and certain large industrial customers who intervened in the proceedings, and approval recommended by the administrative law judge. The joint stipulation was approved by order of the Commission on June 19, 1995. The approved settlement provides, among other things, for (a) a $14.9 million increase in basic rates, $1.15 million of which would apply for only the next two years, (b) PIK gas (previously priced to the general system gas distribution operation at the weighted average cost of gas (WACOG)) to be priced at the cost of SISP gas (actual or cash equivalent price cap of each contract) with the resulting revenue loss of $26.5 million shifted to general system customers' basic rates, (c) reduction in PIK volumes to be replaced by direct purchase of SISP gas with combined volumes limited to 50 percent of general system volumes on an annual basis, (d) maximum rates for customers in the Competitive Market PCL Class of 16 cents per MMBtu for fertilizer customers and other customers with annual volumes exceeding 5 million MMBtu's and 34 cents per MMBtu for other customers in the Class (all PCL contracts for customers in the Competitive Market PCL rate class are automatically modified to conform to the new maximum rates), with revenue loss of $8.9 million associated with such reduction to be shifted to general system customers, (e) SISP and PIK gas included in WACOG at actual purchase price but limited to an index price plus 5 cents per MMBtu, (f) establishment of base revenue of $25,023,470 for the 35 customers in the Competitive Market PCL Class with any reduction in such revenue up to a maximum of 10 percent to be added to base rates, any reductions beyond such 10 percent to be lost to the Company, and any revenue above the base amount to be realized by the Company, (g) a temperature adjustment clause, (h) recovery of certain postretirement benefits and deferred pension expenses, and (i) agreement by the Company not to file an application for a general rate increase for two years. In addition, the settlement provides for certain future studies, exchanges of information, and informal reviews. The changes were effective with the filing of new tariffs on June 19, 1995.

Application of Oklahoma Natural Gas Company to Amend its Limited Deviation from the General Priority Schedule Established by OAC 165:10-17-12 in Order to Modify its Special Industrial Sales Program, Cause No. 9500000391; and Application of Oklahoma Natural Gas Company for Modification of its Special Industrial Sales Program, Cause PUD No. 950000017. These matters were settled as part of the 1994 Rate Proceedings (see Cause No. 940000477 above).


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

Three reports on Form 8-K were filed during the third quarter of the 1995 fiscal year or preceding the filing of this report. The first report was dated May 3, 1995, and reported the closing on the sale of Ozark Gas Transmission System and the transfer of ownership of Caney River
Transmission Company to Ozark Pipeline, Inc.

The second report was dated May 5, 1995, and reported that the Oklahoma Corporation Commission issued an order establishing a cap of $2.68 per thousand cubic feet of gas on the price to be applied to gas volumes received by the Company in its approved Payment-In-Kind program.

The third report was dated June 19, 1995, and reported the Oklahoma Corporation Commission approval of a rate settlement for Oklahoma Natural Gas Company.

There were no financial statements filed with any of these Forms 8-K.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of June 1995.


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