Form 10-K
period 1995-08-31
ONEOK INC
filed 1995-10-26
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT -- OF 1934 for the fiscal year ended August 31, 1995

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                         Commission file number 1-2572

                                   ONEOK INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                          73-0383100
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

100 WEST FIFTH STREET, TULSA, OK                  74103
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (918) 588-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  -----------------------------------------
Common stock, without par value      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS
-------------------
Preferred stock, $50 par value, Series A, 4 3/4% cumulative

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of registrant's voting stock held by nonaffiliates as of September 29, 1995, was: Common stock $615.7 million; Preferred stock $5.1 million.

On October 1, 1995, the Company had 27,020,004 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                    PART OF FORM 10-K
Definitive Proxy Statement dated December 11, 1995.          Part III

                                   ONEOK INC.
                        1995 ANNUAL REPORT ON FORM 10-K

PART I                                                                       PAGE NO.
Item 1.  Business                                                             3 - 13
Item 2.  Properties                                                          13 - 16
Item 3.  Legal Proceedings                                                   17 - 18
Item 4.  Results of Votes of Security Holders                                18 - 19

PART II

Item 5.  Market Price and Dividends on the Registrant's
         Common Stock and Related Shareholder Matters                        20
Item 6.  Selected Financial Data                                             21
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 22 - 29
Item 8.  Financial Statements and Supplementary Data                         29 - 47
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                              48

PART III

Item 10. Directors, Executive Officers, Promoters, and
         Control Persons of the Registrant                                   48
Item 11. Executive Compensation                                              48
Item 12. Security Ownership of Certain Beneficial Owners and Management      48
Item 13. Certain Relationships and Related Transactions                      48

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   49 - 64

                                    PART I.

ITEM 1.  BUSINESS

ONEOK Inc. and its divisions and subsidiaries, hereinafter referred to as the Company, engage in natural gas distribution, transmission, gathering, and storage operations; oil and gas energy operations; and certain other operations as described below. The operations of its principal division and subsidiaries are as follows:

Oklahoma Natural Gas Company purchases, distributes, and sells natural gas and leases pipeline capacity. Oklahoma Natural and ONG Sayre Storage Company own and operate gas storage facilities.

ONG Transmission Company and ONG Gas Gathering Company compress and transport natural gas within Oklahoma and transport gas in interstate commerce. Through a subsidiary, TransTex Pipeline Company, the Company owns an interest in a partnership that operates a natural gas transmission system. OkTex Pipeline Company transports gas in interstate commerce.

ONEOK Exploration Company and ONEOK Resources Company primarily explore for and produce natural gas and oil.

ONEOK Products Company extracts and sells natural gas liquids and buys and sells natural gas.

ONEOK Gas Marketing Company markets natural gas.

ONEOK Leasing Company and ONEOK Parking Company operate the headquarters office building and a parking garage.

The business was founded on October 12, 1906.

Following are ONEOK Inc.'s wholly owned subsidiaries and corporate division:

------------------------------------------------------------------------------------------------------------
                                                                                             YEAR OF
                                                                   STATE OF             ESTABLISHMENT OR
                                                               INCORPORATION              INCORPORATION
------------------------------------------------------------------------------------------------------------

DISTRIBUTION AND TRANSMISSION
  Oklahoma Natural Gas Company (Division)                            --                       1980
  ONEOK Technology Company                                        Delaware                    1992
  The Tri-Fuels Company                                           Delaware                    1995
  ONG Transmission Company                                        Delaware                    1968
  ONG Sayre Storage Company                                       Delaware                    1964
  TransTex Pipeline Company                                       Delaware                    1981
  OkTex Pipeline Company                                          Delaware                    1990
  ONG Gas Gathering Company                                       Delaware                    1995

EXPLORATION AND PRODUCTION
  ONEOK Resources Company                                         Delaware                    1970
  ONEOK Exploration Company                                       Delaware                    1972

GAS PROCESSING
  ONEOK Products Company                                          Delaware                    1983

OTHER
  Fifth Street Investment Corporation                             Oklahoma                    1995
  ONEOK Gas Marketing Company                                     Delaware                    1992
  ONEOK Leasing Company                                           Delaware                    1983
  ONEOK Parking Company                                           Delaware                    1983
------------------------------------------------------------------------------------------------------------

(A)    GENERAL DEVELOPMENT OF BUSINESS

       (1)    DISTRIBUTION AND TRANSMISSION

       The Company's activities include those in its historic merchant role, purchasing and selling natural gas, and those in its newer role, transporting natural gas and leasing pipeline capacity.

       Gathering activities were transferred to a new subsidiary, ONG Gas Gathering Company, in 1995, and transmission activities were consolidated into a new subsidiary, ONG Transmission Company.

       A substantial portion of the gas delivered through the Company's pipeline system goes to industrial customers, in particular, several large fertilizer plants which use the gas as feed stock. Most industrial customers purchase gas in the spot market. The Company's pipeline capacity lease (PCL) program allows the transportation of the gas purchased by the customers to their facilities. In order to meet competitive pressures, the Company provided PCL service at discounted rates substantially below the Company's mark-up on its industrial tariff rates. The Company also has a Special Industrial Sales Program (SISP) which allocates lower cost supplies to these customers.

       Through the SISP, PCL, and payment-in-kind (PIK) programs, the Company continued to remain competitive for industrial load. Under the PIK program, the Company accepts gas in lieu of cash for PCL payments and for payment for exchanges of gas between intrastate pipelines. Prior to a June 1995 rate order, some of the PCL contracts included price caps, which reduced the volume of gas delivered to the Company as the price of gas purchased by the customer escalated.

       In 1995, in recognition of the highly competitive conditions in industrial gas marketing, the Oklahoma Corporation Commission (OCC) allowed rates for large industrial customers to be restructured and reduced. In addition, the price of PIK gas was reduced to the cost of SISP gas. Revenue losses associated with these reductions were shifted to the general system core customers (residential and commercial). The OCC also allowed a limited (up to ten percent) recovery of any revenue lost as a result of renegotiating contracts with industrial customers. The primary effect of these changes was to allow the Company to remain competitive for industrial customers while stabilizing the Company's revenues.

       In the past, certain interstate and intrastate pipeline companies have been very aggressive in attempting to capture industrial load within the Company's service area, a phenomenon generally referred to as "bypass" in the gas industry. The Company has protected its load through its PCL and other special sales programs and, now, through competitive rates established by the June 1995 rate restructuring.

       The Company's transmission system serves much of the State of Oklahoma, including all of the major gas producing areas. The system, which intersects with ten interstate pipelines, allows natural gas to be moved to locations throughout the nation. In 1991, the Company purchased Lone Star Gas Company's Oklahoma properties which provide access to the Texas market through the Lone Star intrastate system in Texas. In 1993, the Company acquired two pipelines in western Oklahoma. One provides access to a pipeline owned by Northern Natural Gas Company. The other provides access to Red River Pipeline in Texas.

       In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. The Company has complied with the Order for its FERC regulated properties It is difficult to assess what long-term impact, if any, the Order will have on the Company.

       The Company is interested in acquiring gas distribution and transmission facilities which will enhance its operations. The Lone Star Gas Company acquisition in 1991 added 36,000 customers, 700 miles of distribution line, and 1,000 miles of transportation pipeline. The Company continues to pursue other opportunities for acquisitions as they occur.

       In the past, the Company experienced claims and potential liabilities arising out of long-term gas supply contracts containing "take-or-pay" provisions which purported to require the Company to pay for volumes of natural gas contracted for but not taken. There are no significant potential claims or cases pending against the Company under remaining gas purchase contracts. The Company currently has approximately $106.1 million of deferred take-or-pay and other settlement costs, of which the OCC has authorized an annual recovery of $6.7 million by a combination of a surcharge from customers and revenue from transportation under
       Section 311 (a) of the NGPA and other intrastate transportation revenues.

       On June 19, 1995, the OCC approved a settlement of all issues in the Company's rate proceeding. Under the settlement, the Company received a $13.8 million permanent increase in base rates and an additional $1.15 million increase for two years. Rates for large industrial customers were restructured and reduced with the revenue reduction shifted to the general system customers (residential and commercial). The Company anticipates a net annual reduction of $6.7 million for general system customers resulting from changes in purchasing and pricing practices. The order also included a temperature adjustment clause, agreement by the Company not to file for a general rate increase for two years, and amortization of the Company's additional deferred pension costs, not covered by prior orders.

       Gas volumes sold or transported are as follows:

--------------------------------------------------------------------------------------------------------------
VOLUMES (MMCF)                              1995          1994           1993          1992          1991
--------------------------------------------------------------------------------------------------------------
Sales:
Residential                               52,804        58,587         60,459        51,557        49,937
Commercial                                25,289        27,343         27,989        24,350        25,462
Industrial
 Fertilizer plants                        15,763        27,078         34,350        17,487        57,380
 Other                                    21,624        21,907         20,855        21,707        30,859
--------------------------------------------------------------------------------------------------------------
   Total industrial                       37,387        48,985         55,205        39,194        88,239
Wholesale                                  1,196         1,797          2,253         2,830         2,836
--------------------------------------------------------------------------------------------------------------
   Total intrastate sales                116,676       136,712        145,906       117,931       166,474
--------------------------------------------------------------------------------------------------------------

Pipeline Capacity Leases:
 Fertilizer plants                        80,232        66,284         55,252        75,925        34,346
 Other                                    53,898        54,335         53,732        49,680        37,208
--------------------------------------------------------------------------------------------------------------
   Total PCL volumes                     134,130       120,619        108,984       125,605        71,554
--------------------------------------------------------------------------------------------------------------
Transportation:
 Sec. 311(a) interstate                   50,135        56,779         54,515        42,061        46,081
 Other                                     2,914         3,029          3,349         3,201          -
--------------------------------------------------------------------------------------------------------------
   Total transportation                   53,049        59,808         57,864        45,262        46,081
--------------------------------------------------------------------------------------------------------------
   Total PCL and transportation          187,179       180,427        166,848       170,867       117,635
--------------------------------------------------------------------------------------------------------------
    Total volumes                        303,855       317,139        312,754       288,798       284,109
==============================================================================================================

       Through a subsidiary, the Company is a 25 percent partner in a natural gas transmission system, Red River Pipeline (Red River). Red River operates in Texas and is regulated by the Texas Railroad Commission. It is the Company's intent to withdraw from the partnership during the next year. The Company sold its 25 percent partnership in the Ozark Gas Transmission System for its net book value of approximately $11 million.

       OkTex Pipeline Company owns short transmission pipelines between Oklahoma and Texas which connect the Company's intrastate systems to the intrastate systems of Lone Star Gas Company, a division of ENSERCH Corporation, and Red River.

       ONEOK Technology Company is a partner in a company which has developed a device that allows quick meter change- out without interruption of service to customers. The partnership contracts out fabrication of the devices which are sold through an exclusive representative in the United States. The same party manufactures and markets the devices in Europe under license from the partnership.

       The Company's long-standing commitment to the development of natural gas vehicles (NGV) has helped Oklahoma become the leading state in the nation regarding the number of NGV vehicles. The Company expects NGV vehicles to be a growing future market for natural gas in Oklahoma.

       During 1995, ONEOK acquired the remaining interest in the Tri-Fuels Company, which operates a manufacturing plant to supply conversion kits and fueling stations for natural gas vehicles. It is currently being reorganized for eventual sale.

       (2)  EXPLORATION AND PRODUCTION

       The Company explores for and produces oil and natural gas, and, from time to time, engages in certain transactions to hedge crude oil and natural gas prices. At times, the Company curtails production due to depressed prices for natural gas.

       The Company is currently evaluating its exploration and production properties to determine its future direction for this segment.

       Crude oil and natural gas production sales and natural gas liquids sales are as follows:

------------------------------------------------------------------------------------------------------------
 SALES                                      1995          1994           1993          1992          1991
------------------------------------------------------------------------------------------------------------
 Oil (Bbls)                              466,105       515,195        442,931       375,506       294,025
 Oil (000)                                $7,563        $7,628         $8,192        $7,535        $7,081
 Average Price (per Bbl)                  $16.23        $14.81         $18.50        $20.07        $24.08

 Gas (MMcf)                                8,775         8,043          8,401         7,349         6,952
 Gas (000)                               $13,236       $16,036        $16,905       $10,793       $10,228
 Average Price (per Mcf)                   $1.51         $1.99          $2.01         $1.47         $1.47

 Gas Liquids (Mgal.)                       9,154         2,391            -             -             -
 Gas Liquids (000)                        $2,491          $487            $-           $-            $-
 Average Price (per gal.)                   $.27          $.20            $-           $-            $-
------------------------------------------------------------------------------------------------------------

       (3)  GAS PROCESSING

       The Company extracts and sells natural gas liquids and buys and sells natural gas, and, from time to time, engages in certain transactions to hedge shrinkage and fuel costs in its gas processing operation and natural gas prices in its gas sales activities.

       The Company's share of gas processing plant capacity, natural gas liquids sales, residue gas sales, and other gas sales, including intercompany transactions, are as follows:

------------------------------------------------------------------------------------------------------------
                                            1995          1994           1993          1992         1991
------------------------------------------------------------------------------------------------------------
 Interest in Gas Processing
 Plant Capacity (MMcf per day)               326           327            327           327          327

 SALES
 Gas Liquids (Mgal.)                     205,464       194,378        195,067       180,956      173,974
 Gas Liquids (000)                       $53,638       $48,838        $59,569       $52,080      $56,468
 Average Price (per gal.)                   $.26          $.25           $.31          $.29         $.32
 Average Production Cost
   (per gal.)                               $.22          $.24           $.26          $.22         $.21
 Residue Gas (MMcf)                        7,560         7,180          7,328         8,500        9,186
 Residue Gas (000)                       $11,088       $14,266        $14,805       $13,259      $14,663
 Average Price (per Mcf)                   $1.47         $1.99          $2.02         $1.56        $1.60

 Other Gas Sales (MMcf)                   19,641        18,551         40,436        48,311       65,288
 Other Gas Sales (000)                   $39,165       $41,853        $83,578       $77,610      $98,215
 Average Price (per Mcf)                   $1.99         $2.26          $2.07         $1.61        $1.50
------------------------------------------------------------------------------------------------------------

       The Company aggressively pursues gas supplies for processing in an effort to increase throughput and liquid recoveries.

       (4)  OTHER OPERATIONS

       (a)  Gas Marketing

       ONEOK Gas Marketing Company was formed in 1992 to pursue natural gas marketing opportunities. ONEOK Gas Marketing Company and Ward Gas Marketing, Inc. (Ward), organized a partnership to market natural gas. On February 23, 1995, the Company acquired the remaining partnership interest through merger of Ward into ONEOK Gas Marketing Company.

       Gas marketing sales are as follows:

------------------------------------------------------------------------------------------------------------
 SALES                                     1995          1994          1993           1992          1991
------------------------------------------------------------------------------------------------------------
 Volumes (MMcf)                         201,920        64,990         4,360             -            -
 Amount (000)                          $289,725      $126,995        $8,102            $-           $-
 Average Price (per Mcf)                  $1.43         $1.95         $1.86            $-           $-
------------------------------------------------------------------------------------------------------------


       (b)  Buildings

       The Company, through two subsidiaries, owns a parking garage and leases an office building in downtown Tulsa, Oklahoma. The parking garage is owned and operated by ONEOK Parking Company. The office building (ONEOK Plaza) is leased by ONEOK Leasing Company.

       On August 18, 1995, the Company, through a subsidiary, Fifth Street Investment Corporation, submitted a written offer to Midtown Associates, the general partner of Southwestern Associates (the "Partnership") the owner of the office building, to pay the Partnership $5,200,000 to acquire the Partnership's equity in the building, subject to existing indebtedness. The offer was rejected. On October 7, 1995, offers were made to purchase the interests of limited partners in the Partnership at a price of $102,000 per unit for up to 33 aggregate units. In addition, an offer was made to the limited partners guaranteeing at least $92,000 per unit when the building sells or the Partnership dissolves in return for proxies to vote the interests of the limited partners in the

       Partnership. The proxy offer is open to holders of the first 45 aggregate units (including up to 33 aggregate units for which the offers to purchase are accepted). The offers expire November 17, 1995. The limited partners in the Partnership consist of approximately 100 investors who own a total of 70 units. If the offer is accepted by sufficient limited partners, the Company intends to vote the purchased units and the proxies to dissolve the Partnership and force the sale of the office building. The Company has a right of first refusal to purchase the office building from the Partnership. The Company cannot determine at this time whether it will be successful in securing sufficient limited partnership interests and proxies to force dissolution of the Partnership. However, if such dissolution occurs, the Company intends to acquire the office building under its right of first refusal unless for any reason it should elect otherwise.

(B)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       See Note I of the Notes to Consolidated Financial Statements on pages 42 and 43.

(C)    NARRATIVE DESCRIPTION OF THE BUSINESS

       (1)  PRINCIPAL PRODUCTS PRODUCED AND SERVICES RENDERED

       (a)  Distribution and Transmission

       One operating division, Oklahoma Natural Gas Company, along with three subsidiaries, ONG Transmission Company, ONG Sayre Storage Company, and ONG Gas Gathering Company, (collectively, ONG), constitute a fully integrated intrastate natural gas distribution and transmission business, which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers primarily in the State of Oklahoma, and leases pipeline capacity to customers for their use in transporting natural gas to their facilities. ONG Transmission Company transports gas for others under Section 311(a) of the Natural Gas Policy Act of 1978 (NGPA).

       Oklahoma Natural Gas Company and the three subsidiaries are consolidated for ratemaking purposes by the Oklahoma Corporation Commission. ONG purchases natural gas from gas processing plants, producing gas wells, and pipeline suppliers, and utilizes five underground storages as necessary to deliver natural gas to 717,084 customers in 294 communities in Oklahoma. The Company's largest markets are in the Oklahoma City and Tulsa metropolitan areas. ONG also sells natural gas at wholesale to other distributors serving 44 Oklahoma communities. ONG serves an estimated population of over 2 million. The all-time peak gas deliveries during a single day was 2.02 billion cubic feet of gas delivered on February 10, 1981. The peak for the most recent fiscal year was 1.63 billion cubic feet delivered on March 7, 1995.

       The Company leases space in its pipeline system under its PCL program to third party end users to allow them to buy gas in the field and transport it to their facilities. ONG Sayre Storage Company leases excess capacity in its underground storage facility to Natural Gas Pipeline Company of America on a long-term basis. The Company, at times, has leased part of its gas storage to third parties on a temporary basis, allowing them to store gas in the Company's other gas storage facilities.

       Gas reserves committed to ONG's system are not subject to priority allocations nor are they dedicated to certain classes of customers, except for certain low priced gas under the SISP Program, which is allocated to certain commercial and industrial customers.

       ONG's rate schedules contain an "Order of Curtailment" that provides for first reducing or totally discontinuing gas service to the very large industrial users, who are required to have standby fuel-burning equipment, and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

       TransTex Pipeline Company has a 25 percent limited partnership interest in Red River Pipeline (Red River), a limited partnership, which owns a transmission pipeline system and related facilities. Red River originates in Hemphill County, Texas, and terminates in Pecos County, Texas, where it connects with Oasis Pipeline. The system is regulated by the Texas Railroad Commission.

       OkTex Pipeline Company transports gas in interstate commerce under
       Section 311(a) of the NGPA and is treated as a separate entity by the FERC. The Company has the capacity to move up to 200 million cubic feet of gas per day into Lone Star Gas Company's system in Texas and Red River Pipeline.

       ONEOK Technology Company has a 50 percent interest in Natural Energy Products Company, a partnership, which was formed in 1992 to develop and market a meter-setting device that allows gas utilities to change meters without shutting off the flow of gas to the customer. The devices are sold through an exclusive representative in the United States which also manufactures and markets the devices in Europe under a license from Natural Energy.

       The Tri-Fuels Company operates a manufacturing plant to supply conversion kits and fueling stations for natural gas vehicles. The business is currently for sale.

       (b)  Exploration and Production

       As of August 31, 1995, ONEOK Exploration Company and ONEOK Resources Company (the Subsidiaries) had working interests in 379 gas wells and 112 oil wells located in Alabama, Louisiana, Mississippi, Oklahoma, and Texas. A number of these wells are multiple completions.

       The Subsidiaries participated in the drilling of 41 and 37 working interest wells during 1995 and 1994 respectively, 76 percent of which were completed as commercial producers in 1995, compared with 62 percent completed in 1994.

       The following table summarizes drilling activity during those years:


-------------------------------
               1995      1994
-------------------------------
     Oil         9         6
     Gas        22        17
     Dry        10        14
-------------------------------
                41        37
===============================


       The Subsidiaries farmed out an additional three well prospects, which were completed -- two as oil wells and one as a gas well.

       Exploration activities are concentrated in Oklahoma and Texas, and, for the present, the Subsidiaries are pursuing a relatively conservative drilling and leasehold acquisition program due to uncertainty about gas price trends.

       The Company acquired reserves in Alabama in 1993 and Louisiana in 1994.

       (c)  Gas Processing

       ONEOK Products Company owns varying interests in 15 plants which extract liquids from natural gas and is participating with other plant owners in programs to acquire more gas volumes for processing through the plants to increase liquid recoveries. Products also buys and sells natural gas.

       (d)  Other

       (i)  Gas Marketing

       ONEOK Gas Marketing Company purchases and markets natural gas, primarily outside of Oklahoma. From time to time, the Company engages in certain transactions to hedge natural gas prices in its gas marketing activities.

       (ii)  Buildings

       ONEOK Parking Company operates a parking garage, and ONEOK Leasing Company operates an office building in which the Company's headquarters is located and leases excess space to others.

       (2)  STATUS OF NEW PRODUCTS OR SEGMENTS

              None

       (3)  SOURCE AND AVAILABILITY OF RAW MATERIAL

       ONG's gas supply comes from 38 gas processing plants and 914 gas purchase connections (in 129 producing fields in Oklahoma).

---------------------------------------------------
       (MILLION CUBIC FEET)
---------------------------------------------------
    Gas Purchases                          92,699
    Payment in Kind                        24,753
    Gas Storage Withdrawals                25,261
    Less: Gas Storage Injections          (23,417)
---------------------------------------------------
       Total Sources of Gas Supply        119,296
===================================================

       (4)  PATENTS, TRADEMARKS, AND FRANCHISES HELD

       Natural Energy Products Company, a partnership in which ONEOK Technology Company has a 50 percent interest, has an exclusive license to develop and market meter setting devices for which a patent is in effect.

       The Company has one corporate division, which engages in distribution operations in Oklahoma and operates under the trade name Oklahoma Natural Gas Company.

       Oklahoma Natural Gas Company holds franchises, all of which are for an initial period of 25 years, in major towns in which it operates. In the state of Oklahoma, a franchise is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. Although the laws of the state of Oklahoma prohibit exclusive utility franchises, the Company nevertheless believes there are advantages to having franchises in the larger towns in which it operates.

       Below is a list of the municipalities having a population of over 10,000 which have granted franchises to Oklahoma Natural Gas Company.

--------------------------------------------------------------------
                              POPULATION
    GRANTOR                  1990 CENSUS        EXPIRATION DATE
--------------------------------------------------------------------
    Ardmore*                    23,015          July 16, 2012
    Claremore                   13,225          December 29, 2003
    Del City                    23,758          August 24, 1998
    Durant                      12,767          August 1, 1997
    Elk City                    10,419          November 21, 1998
    El Reno*                    15,382          December 6, 2015
    Enid                        45,175          January 16, 2015
    Midwest City                52,037          July 14, 2019
    Muskogee*                   37,440          July 30, 2015
    Norman*                     79,579          November 15, 1998
    Oklahoma City*             441,154          April 24, 2010
    Ponca City*                 26,328          August 16, 2007
    Sand Springs                14,943          August 28, 2015
    Shawnee                     26,175          October 14, 2020
    Stillwater                  36,543          April 19, 2015
    Tulsa*                     364,572          August 29, 2011
    Woodward*                   12,287          September 7, 2019
--------------------------------------------------------------------


* Grantor has an option to purchase property within the corporate limits at such terms and conditions as are provided in the franchise at a price to be agreed upon or determined by arbitration.

       The Company has franchises in 42 other municipalities in which there is an aggregate population of approximately 102,000. Of the remaining towns served in which ONG has no franchises, Bethany, Broken Arrow, Edmond, Guthrie, Moore, Mustang, Okmulgee, Owasso, Sapulpa, The Village, and

       Yukon, with a combined population of approximately 263,000, are the largest. In the Company's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of its business in the manner in which it is now conducted.

       (5)  SEASONAL VARIATIONS OF BUSINESS

       Because residential and commercial customers use natural gas principally for space heating, the volume of ONG's gas sales is consistently higher during the heating season (November through May) than in other months of the year. However, the Company's rates include a temperature normalization adjustment clause for its natural gas distribution operations. Industrial sales, rentals for PCLs, and other energy-related operations tend to remain relatively constant throughout the year, while interstate transportation volumes fluctuate based on market demand.

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

       ONG has a bill payment extension program which allows its customers with temporary financial hardships to spread the payments of their bills over an extended period of time. In addition, the Company has an average monthly payment plan that allows customers to spread the payments of their average utility bills over a 12-month period.

       (7)  DEPENDENCE UPON A LIMITED NUMBER OF CUSTOMERS

       A material part of the combined gas sales and revenues from PCLs consists of revenues from fertilizer plant customers, including Agricultural Minerals Limited Partnership, Wil-Gro Fertilizer, Inc., Farmland Industries, Inc., and Terra International, Inc. In 1995, operating revenues from these customers amounted to $23.4 million in gas sales and $49.4 million in rentals under PCLs. Revenues from no single customer accounted for more than 10 percent of the Company's total operating revenues.

       Currently, all the plants are operating at or near full capacity. For the effect of reduced fertilizer plant and other industrial sales, see Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, on page 28.

       (8)  BACKLOG OF ORDERS

       None

       (9)  GOVERNMENT CONTRACTS

       None

       (10) COMPETITIVE CONDITIONS AND IDENTITY OF MARKETS

       (a)  Distribution and Transmission

       Of ONEOK's consolidated revenues, revenue from the distribution and transmission segment represented approximately 63, 78, and 79 percent for 1995, 1994, and 1993, respectively.

       ONG provides natural gas service to its customers primarily for heating and cooking, industrial processes, and feedstock for the production of fertilizer. ONG has experienced competition from electric utilities, offering electricity as a rival energy source, competing for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets.

       In the last few years, the Company has experienced competition from other pipelines for its existing industrial load. The Company offers its PCL program, Special Industrial Sales Program (SISP), and PIK program as a response to such competitive pressure. Utilizing the Company's PCL program, customers may transport gas they purchased from sources other than the Company to their facilities. The Company's SISP program allocates lower cost supplies to these customers, allowing the company to compete with other sellers. Under the PIK program, the Company accepts gas in lieu of cash for PCL payments and for transportation charges.

       In 1995, rates for industrial customers were restructured and reduced and revenues shifted to the general system core customers (residential and commercial). In addition, up to ten percent of revenues lost as a result of renegotiating contracts can also be recovered from the general system core customers. The effect of these changes is to stabilize the Company's utility revenues and allow the Company to remain competitive for industrial customers.

       ONG's gas sales rate schedules filed with and approved by the Oklahoma Corporation Commission allow ONG to pass on to its customers changes in the field cost of gas by means of a purchased gas adjustment clause.

       The Company had a surplus of natural gas available to its utility system and ceased contracting for new gas reserves between 1982 and 1992. The Company does not anticipate any problem with securing sufficient gas supply for its customers for the foreseeable future.

       In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. The Company has complied with the Order for its interstate pipeline, OkTex Pipeline Company. It is difficult to assess what long term impact, if any, the Order will have on the Company.

       (b)  Exploration and Production

       In the area of exploration and production operations, the Company competes for leaseholds and drilling prospects with many large integrated oil and gas companies and numerous independent oil and gas companies of various sizes. The Company continues to be able to sell its crude oil production at current market prices and anticipates continuing to be able to sell such production in the future. However, the Company, like the rest of the industry, has occasionally curtailed some of its natural gas production because of low prices. A small amount of production is still sold under long-term contracts. In certain instances, the Company has agreed to lower prices in order to continue sales. Most production is sold to brokers at spot-market prices.

       (c)  Gas Processing

       Of ONEOK's consolidated revenues, revenue from the gas processing segment represented approximately 10, 13, and 16 percent for 1995, 1994, and 1993, respectively.

       The Company owns varying interests in plants which separate such hydrocarbon products as propane, ethane, and butane out of the gas stream to be sold in other markets. Such liquids are used as a petrochemical feedstock, for residential heating and cooking in rural areas, and for producing motor fuels. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents. The production costs of such liquids generally depend on the cost of the natural gas being processed and the underlying agreements. Because of the generally favorable location of the plants and terms of the Company's processing and operating agreements, the Company anticipates continuing to have favorable product costs and anticipates that its currently competitive position in marketing will remain so for the near future.

       (d)  Other

       (i)  Gas Marketing

       Of ONEOK's consolidated revenues, revenue from the gas marketing business represented approximately 24, 5, and .2 percent for 1995, 1994, and 1993, respectively.

       The Company competes with numerous other gas marketers, which vary in size and affiliation. The gas marketing business is very competitive and is going through a period of consolidation and reduced margins as the industry is maturing. The business is expected to remain very competitive during this period of change.

       (ii) Buildings

       The downtown Tulsa office leasing market continues to have excess capacity. Rates remain relatively flat while the excess capacity is being absorbed by the market.

       (11) RESEARCH AND DEVELOPMENT COSTS

       None.

       (12) MATERIAL EFFECTS OF ENVIRONMENTAL CONTROL COMPLIANCE.

       There have been no material effects upon capital expenditures, earnings, or the Company's competitive position during the 1995 fiscal year related to compliance with federal, state, or local regulations relating to the discharge of materials into the environment or the protection of the environment. No material effects of this nature are anticipated during the 1996 fiscal year.

       (13) NUMBER OF PERSONS EMPLOYED

       The Company employed 2,003 persons at August 31, 1995, and is currently not a party to any collective bargaining agreements with such employees.

ITEM 2. PROPERTIES

(A)    DESCRIPTION OF PROPERTY

       (1)  DISTRIBUTION AND TRANSMISSION

       (a)  Distribution

       The Company had 13,958 miles of pipeline and other distribution facilities at August 31, 1995. Oklahoma Natural Gas Company owns a five-story office building in Oklahoma City, Oklahoma, as well as a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout the state. The Company also owns a fleet of vehicles and maintains an inventory of spare parts, equipment, and supplies. In addition, the Company owns five underground storages located throughout the state. Four of the storages operated by the Company are located next to its large market areas. These four storages have a combined storage capacity of 124.5 billion cubic feet. The other storage is located in western Oklahoma and is leased to and operated by another company. However, 25 billion cubic feet of storage capacity in this reservoir has been retained for use by the Company.

       (b)  Transmission

       The Company had a combined total of 4,810 miles of transmission and gathering pipeline on August 31, 1995. Compression and dehydration facilities are located at various points throughout the pipeline system.

       Through a subsidiary, the Company is a 25 percent partner in Red River Pipeline, a transmission pipeline system consisting of approximately 361 miles of 24-inch diameter pipeline and related facilities. The system originates in Hemphill County, Texas, and terminates in Pecos County, Texas, where it connects with Oasis Pipeline. It is the Company's intent to exit from the partnership during the coming year.

       (2)  EXPLORATION AND PRODUCTION

       The Company owns varying economic interests, including overrides, in 472 gas wells and 122 oil wells, some of which are multiple completions. Such interests are in wells located in Alabama, Louisiana, Mississippi, Oklahoma, and Texas. The Company owns 44,622 net onshore developed leasehold acres and 21,256 net onshore undeveloped acres, located in Alabama, Arkansas, Colorado, Louisiana, Mississippi, Oklahoma, and Texas. The Company owns no offshore acreage.

       Lease acreage in producing units is held by production. Leases not being held by production are generally for a term of three years and require payments of rentals annually.

       (3)  GAS PROCESSING

       The Company owns interests in 15 gas processing plants, which extract liquid hydrocarbons from natural gas. All are located in Oklahoma. The Company's share of the capacity of the plants is 326 million cubic feet per day.

       (4)  OTHER

       (a)  Gas Marketing

       The Company markets natural gas, and, from time to time, owns or has the contractual right to supplies of natural gas.

       (b)  Buildings

       The Company owns a parking garage with 1,179 parking spaces and land, subject to a long-term ground lease, upon which has been constructed a seventeen-story office building with approximately 517,000 square feet of net rentable space. The office building is being leased to the Company at a lease term of 25 years with six five-year renewal options. After any renewal period, the Company can purchase the property at its fair market value. The Company has occupied and reserved approximately 260,000 square feet of space for its own use and leases the remaining space to others.

       (B)    OTHER INFORMATION

       Production figures are defined by the SEC to include natural gas liquids from Company-owned leases. The Company produces a substantial amount of natural gas liquids as a result of ownership in several gas processing plants, but the Company does not own the reserves attributable to the leases producing the gas processed by these plants. As a result of this exclusion by the SEC, information concerning these natural gas liquids is not included in any of the tables in this section but is included under GAS PROCESSING on pages 6 and 7.

       (1)  OIL AND GAS RESERVES

       All of the Company's oil and gas reserves are located in the United
       States.

       (a)  Quantities of Oil and Gas Reserves

       See Note L of Notes to Consolidated Financial Statements on page 45.

       (b)  Present Value of Estimated Future Net Revenues

       See Note M of Notes to Consolidated Financial Statements on page 46.

       (2)  RESERVE ESTIMATES FILED WITH OTHERS

       None.

       (3)  QUANTITIES OF OIL AND GAS PRODUCED

       The net quantities of oil and natural gas produced and sold, including intercompany transactions, were as follows:

---------------------------------------------------------------------------------------
 SALES                 1995          1994          1993          1992           1991
---------------------------------------------------------------------------------------
 Oil (Bbls)         466,105       515,195       442,931       375,506        294,025
 Gas (MMcf)           8,775         8,043         8,401         7,349          6,952
---------------------------------------------------------------------------------------

       (4)  AVERAGE SALES PRICE AND PRODUCTION (LIFTING) COSTS

       Average sales prices and lifting costs are as follows:

------------------------------------------------------------------------
                                     1995          1994          1993
------------------------------------------------------------------------
 Average Sales Price (a)
   Per Bbl of oil                  $16.23        $14.81        $18.50
   Per Mcf of gas                   $1.51         $1.99         $2.01
 Average Lifting Costs
   Per equivalent barrel
          of oil & gas (b)          $2.37         $2.57         $2.65
------------------------------------------------------------------------


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

       (5)  WELLS AND DEVELOPED ACREAGE

       The table below shows gross and net wells in which the Company has a working interest at August 31, 1995 and does not include wells in which the Company has royalty or overriding royalty interests.

---------------------------
              Oil    Gas
---------------------------
Gross wells   112    379
Net wells      25    155
---------------------------

       Gross developed acres and net developed acres by well classification are not available from the Company's records. Net developed acres for both oil and gas is 44,622 acres.

       (6)  UNDEVELOPED ACREAGE

       The gross and net undeveloped leasehold acreage held by the Company at the end of the fiscal year was as follows:

----------------------------------------
                   GROSS          NET
----------------------------------------
Alabama            1,903           226
Arkansas           5,460         1,815
Colorado              80             1
Louisiana          1,225           228
Mississippi        4,050           130
Oklahoma          43,261        12,786
Texas             19,961         6,070
----------------------------------------
  Total           75,940        21,256
----------------------------------------


       Of the Company's net onshore undeveloped acres, approximately eight percent lies in the Ardmore Basin area, 28 percent in the Anadarko Basin area in Oklahoma, 30 percent in the Oklahoma portion of the Arkoma Basin, and ten percent in the Texas Gulf Coast area.

       (7)  NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

       The Company's net interest in total wells drilled, by well classification, are as follows:

------------------------------------------------
                  EXPLORATORY     DEVELOPMENT
------------------------------------------------
1995
Productive           2.4166        6.3342
Dry                  1.7463        1.8469
 Total               4.1629        8.1811
================================================
1994
Productive           0.8500        5.5760
Dry                  3.5075        1.8866
 Total               4.3575        7.4626
================================================
1993
Productive           0.4840        5.4701
Dry                  1.8487        2.3540
 Total               2.3327        7.8241
================================================

       (8)  PRESENT DRILLING ACTIVITIES

       On August 31, 1995, the Company was participating in the drilling of five wells. The Company's average net interest in these drilling activities amounts to .605 wells.

       (9)  FUTURE OBLIGATIONS TO PROVIDE OIL AND GAS

       None.

ITEM 3. LEGAL PROCEEDINGS

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court, Oklahoma County ("Fent I case"). On October 6, 1988, the Plaintiffs filed a petition for reimbursement for the cost of replacement of a yard line and for repairing the gap in piping caused by the relocation of the meter to the property line and as a class action for similarly situated customers. The Company moved to dismiss the action on the grounds the District Court did not have subject matter jurisdiction and a failure to state a cause of action for which relief could be granted. The District Court granted the motion to dismiss and the Plaintiffs appealed the decision. On August 14, 1991, the Court of Appeals reversed the trial court's decision and remanded the case for further proceedings. The appellate court held that the trial court had erred in ruling both that it was without jurisdiction and that the Plaintiffs had failed to state a cause of action, instead finding that under Commission Rule 6(a) the Company could be responsible for maintenance of the gas line up to the outflow side of the meter. As a result, the Company could have a duty to repair the gap caused by removal of the meter and to maintain and repair the yard line. The case was remanded to the District Court, the Company filed a related proceeding with the Oklahoma Corporation Commission seeking an interpretation of the applicable Commission rules, and although the Plaintiffs filed a motion in district court to certify the class, further proceedings in the case were stayed pending resolution of the appeal of the decision in the related Corporation Commission proceeding. The Corporation Commission proceeding has now been resolved and it is anticipated that the Plaintiffs will now go forward with efforts to obtain certification of a class.

LARUE V. ONEOK INC., No. CJ-95-6324, District Court, Oklahoma County, now Case No. CIV-95-1556C, U.S. District Court for the Western District of Oklahoma. On September 15, 1995, the Plaintiff filed this action alleging wrongful termination of his employment, seeking compensatory and punitive damages, each in an amount in excess of $10,000. This action arises out of the termination of the employment of the Plaintiff for his refusal either to acknowledge the Company's ownership of photographs taken by him with a company camera, while on duty, during the aftermath of the April 19 Murrah Building bombing, or to agree with the Company to donate all proceeds derived from such photographs to disaster victim relief. On October 5, the Company removed the action to Federal District Court and filed its answer denying liability, concurrently with the filing by the Company of an action in Federal District Court to establish the Company's ownership of the copyright to such photographs. (ONEOK INC. V. LARUE, Case No. CIV-95-1557M, U.S. District Court for the Western District of Oklahoma.)

NATURAL GAS OPERATIONS COMPANY V. ASSOCIATED NATURAL GAS, INC., ET AL. (INCLUDING ONEOK INC. D/B/A OKLAHOMA NATURAL GAS COMPANY), No. CJ-94-383-E, District Court, Stephens County. The Plaintiff commenced this action on November 9, 1994, against Associated Natural Gas, Inc. ("ANGI"), ONEOK Inc. d/b/a Oklahoma Natural Gas Company, and Buffum Oil & Gas, Inc.("Buffum"), seeking to recover damages for breach of a Gas Purchase Contract dated October 24, 1988, originally entered into by Plaintiff and Lone Star Gas Company, and on tort claims for the breach and/or tortious interference by ANGI with the Plaintiff's gas contract with Buffum. Lone Star assigned its contract to the Company on June 30, 1991, which the Company assigned to ANGI on October 29, 1992. The actions upon which the Plaintiff bases its claims extend from July, 1992, to the present date. Under the assignment of the gas purchase contract by the Company to ANGI, ANGI agreed to perform all of the obligations of the buyer required under the contract. ANGI has agreed to undertake the defense of the Company in the action and to indemnify the Company against any damages that may ultimately be required to be paid. The Plaintiff seeks to recover breach of contract damages in excess of $10,000, damages for conversion of the gas in excess of $10,000, exemplary damages in excess of $2,000,000, costs, and attorneys' fees. This case is presently in the discovery stage.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. FOR EXAMINATION OF STANDBY SERVICE, Cause CD No. 598, Oklahoma Corporation Commission. This is a request filed on September 6, 1988, by the Company to determine if standby and/or partial service shall be offered by the Company and if offered what rates should apply, what the priority for such service should be, what class of customers should be able to utilize such service, and remaining terms and conditions applicable to such service. The Company's brief argued that the Commission had no jurisdiction to require standby service, or alternatively, if jurisdiction does exist, no standby service should be required. On December 11, 1990, an Administrative Law Judge recommended that the Commission assert jurisdiction to determine the issue of standby service. The Company appealed the recommendation to the full Commission and the Commission voted to accept the recommendation. The matter was appealed to the Oklahoma Supreme Court. On October 20, 1992, the Supreme Court decided the Commission is empowered to determine whether standby service is in the public interest and what rates to apply, and the matter has been returned to the Commission for further proceedings. Pursuant to a scheduling order entered by an administrative law judge (and agreed to by the parties) on December 9, 1994, a hearing on the merits was originally scheduled for September 13, 1995, but has been rescheduled for January 17, 1996. The Company filed its testimony and proposed tariffs on April 14, 1995.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS, AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN THE CUSTOMERS' PROPERTY OR CURB LINES, AND SUCH CUSTOMERS' POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95-000223, Oklahoma Corporation Commission. On February 24, 1992, in Cause PUD No. 001123 (hereinafter referred to as the "Fent II" case), the Commission issued Order No. 363449, holding that under the Commission Gas Rules and ONG Rules, a gas utility customer is financially responsible for the installation, maintenance, repair or replacement of the customer's yard line, being the line lying between the gas utility's main located at the property or curb line, or easement, and the premises being served, and lying outside of any easement, regardless of where the gas meter is located. The Commission's Order in FENT II was subsequently appealed to the Oklahoma Supreme Court, which issued an opinion in FENT V. OKLAHOMA NATURAL GAS CO., 898 P.2d 126 (1994), resulting in a reversal of the Commission's Order. In its opinion the Supreme Court stated that its pronouncement did not question the general power of the Commission to regulate utilities by rulemaking and to interpret its own rules; it was addressed narrowly to the agency's attempt to affect the Fent's pending district court claim. However, the Court reversed the Commission's Order in its entirety. The Company has therefore filed this new proceeding requesting that the Commission reaffirm its order in Fent II as it applies to ratepayers other than the Fents, for application in the Fent I case if it should be certified as a class action.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

(A)  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     None

(B)    EXECUTIVE OFFICERS OF THE REGISTRANT

       All executive officers are elected at the annual meeting of directors held in January and serve for a period of one year or until their successors are duly elected.

-------------------------------------------------------------------------------------------------------------
                                             PERIOD SERVED                   BUSINESS EXPERIENCE
NAME AND POSITION                 AGE        IN SUCH CAPACITY                IN PAST FIVE YEARS
-------------------------------------------------------------------------------------------------------------
LARRY W. BRUMMETT                 45         1994 to present                 Chairman of the Board
Chairman of the Board of                                                     of Directors,
Directors, President, and                                                    President, and CEO
CEO                                          1993 to 1994                    Executive VP of ONEOK
                                             1990 to 1993                    Executive VP of
                                                                             Oklahoma Natural Gas
                                                                             Company (ONG)
-------------------------------------------------------------------------------------------------------------
DAVID L. KYLE                     43         1995 to present                 Member of the Board
President and Chief                                                          of Directors
Operating Officer of                         1994 to present                 President and Chief
Oklahoma Natural Gas                                                         Operating Officer of
Company and ONG                                                              Oklahoma Natural Gas
Transmission Company                                                         Company and ONG
                                                                             Transmission Company
                                             1990 to 1994                    Executive VP of ONG
-------------------------------------------------------------------------------------------------------------
BILL M. VAN METER                 62         1986 to present                 President of Energy
President of Energy                                                          Companies of ONEOK
Companies of ONEOK
-------------------------------------------------------------------------------------------------------------
JERRY D. NEAL                     56         1992 to present                 VP, CFO, and Treasurer
VP, CFO, and Treasurer                       1990 to 1992                    VP of Finance
-------------------------------------------------------------------------------------------------------------
LAVON W. NEAL                     63         1991 to present                 VP, Secretary, and
VP, Secretary, and                                                           Assistant Treasurer
Assistant Treasurer                          1976 to 1991                    VP of Corporate
                                                                             Responsibilities and Services
-------------------------------------------------------------------------------------------------------------
EDMUND J. FARRELL                 52         1995 to present                 VP of Corporate
VP of Corporate                                                              Communications and
Communications                                                               Strategic Planning
and Strategic Planning                       1992 to 1995                    President of Oklahoma
                                                                             Alliance for Manufacturing
                                                                             Excellence, Inc.
                                             1989 to 1992                    President and CEO of
                                                                             Stairmaster
-------------------------------------------------------------------------------------------------------------
FRANK W. SCHEMM                   61         1994 to present                 VP of Business
VP of Business Development                                                   Development
                                             1990-1994                       VP of Enid District
-------------------------------------------------------------------------------------------------------------

There is no relationship among any of the executive officers either by blood, marriage, or adoption.

                                    PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)  MARKET INFORMATION

       The Company's common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The high and low market prices of the Company's common stock for each fiscal quarter during the last two fiscal years were as follows:

---------------------------------------------
1995                   HIGH          LOW
---------------------------------------------
First quarter          $18           $15 7/8
Second quarter         $18 3/8       $16 7/8
Third quarter          $19 5/8       $17 1/4
Fourth quarter         $23 7/8       $18 3/4
---------------------------------------------

---------------------------------------------
1994                   HIGH          LOW
---------------------------------------------
First quarter          $22 5/8       $19 5/8
Second quarter         $20 1/2       $17 5/8
Third quarter          $18 1/2       $15 3/4
Fourth quarter         $19 3/4       $15 3/4
---------------------------------------------

(B)    HOLDERS

       There were 11,563 holders of the Company's common stock at August 31, 1995.

(C)    DIVIDENDS

       Quarterly dividends declared on the Company's common stock during the last two fiscal years were as follows:

--------------------------------------------
                      1995         1994
--------------------------------------------
First quarter       $ .28         $ .27
Second quarter        .28           .28
Third quarter         .28           .28
Fourth quarter        .28           .28
--------------------------------------------
  Total             $1.12         $1.11
--------------------------------------------


       Debt agreements pursuant to which the Company's outstanding long-term and short-term debt has been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $27,412,000 of retained earnings is so restricted. On August 31, 1995, $159,813,000 was available for dividends on the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

Following are selected financial data for the Company for each of the last five fiscal years. Dollar amounts are in millions of dollars, except per share amounts.

--------------------------------------------------------------------------------------------------------------
                                           1995          1994          1993          1992          1991
--------------------------------------------------------------------------------------------------------------
Operating revenues                        $949.9        $792.4        $789.1         $677.1        $689.5
Operating income                           $80.2         $70.9         $75.7          $65.0         $62.4
Net income                                 $42.8         $36.2         $38.4          $32.6         $35.9
Total assets                            $1,169.5      $1,137.0      $1,104.5       $1,069.9      $1,051.9
Long-term debt                            $364.0        $376.9        $391.9         $397.9        $291.2
Earnings per common
  share                                    $1.58        $1.34          $1.43          $1.21         $1.33
Dividends per common
  share                                    $1.12         $1.11         $1.06           $.96          $.82
Percent of payout                           70.9%         82.8%         74.1%          79.3%         61.7%
Common equity per
  share                                   $14.38        $13.88        $13.63         $13.28        $13.03
Return on common
  equity                                   10.90%         9.65%        10.46 %         9.09%        10.24%
Ratio of earnings to
  fixed charges                             2.56          2.39           2.33          2.21          2.54
--------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

ONEOK Inc. provides natural gas energy and related products and services to its customers. One of the Company's divisions, Oklahoma Natural Gas, provides natural gas distribution and transmission for about 75 percent of Oklahoma. A second division, Energy Companies of ONEOK, processes and sells natural gas liquids, markets natural gas to customers primarily outside of Oklahoma, and explores for and produces natural gas and oil.

During fiscal 1995, significant changes occurred to better position the Company to meet the demand of the changing energy industry. Some of these are as follows:

- November 1994 Rate Order - Ending a three year rate proceeding the Company received a final rate order from the Oklahoma Corporation Commission (OCC) ratifying the $18.2 million interim rate increase and providing $5.5 million in additional revenue. The rate order also instituted a monthly connection fee that will reduce the impact of seasonality of weather on earnings.

- June 1995 Rate Order - The Company filed a new rate request within 45 days of approval of the previous filing. The intent of the filing was to totally revise the rate structure of its customers. The resulting Joint Stipulation agreed to by the Company, its customers, and the OCC reduced the cost of service to the large industrial customers and shifted the reduction in revenue to its core residential and commercial customers (core customers) through a tariff rider. The core customers will benefit from changes in gas purchasing and pricing practices which are anticipated to offset the effect of the tariff rider and produce a net savings to these customers. A temperature normalization clause was adopted to further reduce the impact of seasonality of weather on earnings.

- Sale of Pipeline Investment - The Company sold its 25 percent partnership interest in the Ozark Gas Transmission System for its net book value of approximately $11 million.

- Natural Gas Production and Marketing Activities - The Company acquired the remaining 50 percent interest in a natural gas marketing business. The Company also acquired working interests in oil and gas reserves that add 7.5 million cubic feet of gas and 450 barrels of crude oil production per day.

The Company will continue to be proactive in addressing demands of the changing energy industry.

CONSOLIDATED OPERATIONS


                                    [GRAPH]

This graph illustrates Consolidated Earnings per Share of $1.43 in 1993, $1.34 in 1994, and $1.58 in 1995.

                                   NET INCOME

                -------------------------------------------------------------------------------
                (THOUSANDS OF DOLLARS)                  1995            1994            1993
                -------------------------------------------------------------------------------
                Distribution and transmission      $   36,743      $   35,696       $   32,982
                Exploration and production              1,139            (405)             574
                Gas processing                          6,665           3,657            6,199
                Gas marketing                            (610)            267              606
                Other operations                       (1,133)         (3,034)          (1,937)
                -------------------------------------------------------------------------------
                Consolidated                       $   42,804      $   36,181       $   38,424
                ===============================================================================

Net income improved primarily due to increased contributions from the Company's gas processing segment and elimination of the losses attributable to its contract drilling operation, which was sold in May 1994. Increased margins from pipeline capacity leases from distribution and transmission operations were largely offset by warmer weather.

DISTRIBUTION AND TRANSMISSION

ONEOK's distribution and transmission segment is primarily involved in natural gas services to commercial, residential, and large industrial customers and is subject to regulatory oversight by the OCC.

                                    [GRAPH]

This graph illustrates Distribution and Transmission Earnings per Share of $1.23 in 1993, $1.32 in 1994, and $1.35 in 1995.

                                   NET INCOME

             -------------------------------------------------------------------------------
             (THOUSANDS OF DOLLARS)                    1995            1994          1993
             -------------------------------------------------------------------------------
             Gas sales                            $   498,849    $    524,961   $   538,879
             Cost of gas                              319,048         358,278       375,649
             -------------------------------------------------------------------------------
              Gross margins on gas sales              179,801         166,683       163,230
             Pipeline capacity lease margins           83,590         76,171         69,496
             Other revenues                            18,801         18,034         20,301
             -------------------------------------------------------------------------------
              Net revenues                            282,192         260,888       253,027
             Operating expenses                       190,622         173,038       168,222
             Income taxes                              21,905         20,865         18,024
             -------------------------------------------------------------------------------
              Operating income                         69,665         66,985         66,781
             Interest expense                          32,922         31,289         33,799
             -------------------------------------------------------------------------------
             Net income                           $    36,743    $    35,696    $    32,982
             ===============================================================================

Gross margins on gas sales generally result from sales to core customers and are typically affected by variations in weather and number of customers served. As a result of the November 1994 and June 1995 rate orders, the Company has minimized weather volatility through monthly connection fees and temperature normalization clauses. Gross margins increased in 1995 primarily as a result of increases in the base revenue provided by the two rate proceedings plus additional customers.

Pipeline capacity lease (PCL) margins are affected by through-put, spot-market gas prices, and the conversion rate for gas received as payment-in-kind (PIK). In recent years, the Company has been under increased competitive pressure to reduce costs to its large industrial customers. In response to this demand, the Company requested and received approval from the OCC to restructure its rates for all customer classes. The June 1995 rate order will have the effect of reducing PCL margins to preserve the Company's competitive position in this area. The reduction of revenue will be offset by increased revenue from the core customers under a tariff rider. Margins increased due to increased throughput and conversion rates for both periods plus reduced spot-market gas prices for 1995.

Prior to the latest rate orders, the Company was deferring a significant portion of its net periodic pension and postretirement benefit costs pending regulatory approval allowing recovery of these costs. The OCC approved recovery of these costs on an accrual basis and provided for the recovery of all costs previously deferred. The increase in operating expenses in 1995 results from the recognition of these expenses as well as increased compensation costs relating to lump-sum incentive payments resulting from the attainment of corporate performance objectives. Increases in 1995 and 1994 are also attributable to higher levels of depreciation resulting from capital additions.

EXPLORATION AND PRODUCTION

ONEOK's exploration and production segment is engaged in the acquisition, exploration, and production of crude oil, natural gas, and related liquid products.

                                    [GRAPH]

This graph illustrates Exploration and Production Earnings Per Share of $.02 in 1993, $(.01) in 1994, and $.04 in 1995.

                                  NET INCOME

             -----------------------------------------------------------------------
             (THOUSANDS OF DOLLARS)           1995           1994           1993
             -----------------------------------------------------------------------
             Revenues                    $   24,872      $  24,480      $   25,132
             Operating expenses              21,295         23,745          22,678
             Income taxes                       432           (528)            372
             -----------------------------------------------------------------------
              Operating income                3,145          1,263           2,082
             Interest expense                 2,006          1,668           1,508
             -----------------------------------------------------------------------
              Net income (loss)          $    1,139      $    (405)     $      574
             =======================================================================



                                    [GRAPH]

This graph illustrates barrels of oil production of 442,931 in 1993, 515,195 in 1994, and 466,105 in 1995; as well as oil prices related to that production of $18.50 per barrel in 1993, $14.81 per barrel in 1994, and $16.23 per barrel in 1995.

                                    [GRAPH]

This graph illustrates MMcf of gas production of 8,401 in 1993, 8,043 in 1994, and 8,775 in 1995; as well as prices related to that production of $2.01 per Mcf in 1993, $1.99 per Mcf in 1994, and $1.51 per Mcf in 1995.

                                    [GRAPH]

This graph illustrates MGal. of liquids production of 2.391 in 1994, and 9,154 in 1995; as well as prices related to that production of $.20 per gallon in 1994 and $.27 in 1995.

The Company has proved equivalent gas reserves of 55,708, 46,074, and 55,782 MMcf as of August 31, 1995, 1994, and 1993, respectively. Reserves have been replaced primarily through the acquisition of working interests. A fiscal 1995 acquisition of $17.6 million of natural gas and crude oil working interests resulted in a 34 percent increase in equivalent reserves. An acquisition in fiscal 1993 resulted in a 25 percent increase in equivalent reserves. Drilling, exploration, and acquisition costs approximated $25 and $8 million in fiscal 1995 and 1994. The result was that 159 percent of production was replaced in 1995. Minimal production was replaced in 1994.

Revenues for 1995 were relatively unchanged despite increased natural gas sales, liquid sales, and oil prices. These increases were offset as a result of a 35 percent decline in the spot market price of natural gas and decreased oil production. Revenues for 1994 were lower primarily due to lower crude oil prices.

Fluctuations in operating expenses are primarily attributable to depreciation and depletion costs.

GAS PROCESSING

ONEOK Products Company extracts and sells natural gas liquids and buys and sells natural gas.

                                    [GRAPH]

This graph illustrates Earnings Per Share for Gas Processing of $.23 in 1993, $.14 in 1994, and $.25 in 1995.

                                   NET INCOME

             ---------------------------------------------------------------------------------
             (THOUSANDS OF DOLLARS)                        1995          1994          1993
             ---------------------------------------------------------------------------------
             Gas sales                                $   39,165    $   41,853      $  83,578
             Cost of gas                                  33,778        38,702         81,560
             ---------------------------------------------------------------------------------
              Gross margins on gas sales                   5,387         3,151          2,018
             Liquids, residue, and other revenues         64,874        65,403         74,831
             ---------------------------------------------------------------------------------
              Net revenues                                70,261        68,554         76,849
             Operating expenses                           58,545        61,990         65,967
             Income taxes                                  4,085         2,077          3,942
             ---------------------------------------------------------------------------------
              Operating income                             7,631         4,487          6,940
             Interest expense                                966           830            741
             ---------------------------------------------------------------------------------
              Net income                                $  6,665    $    3,657      $   6,199
             =================================================================================

                                    [GRAPH]

This graph illustrates MMcf of gas sales for gas processing of 40,436 in 1993, 18,551 in 1994, and 19,641 in 1995, as well as prices related to those sales of $2.07 per Mcf in 1993, $2.26 per Mcf in 1994, and $1.99 per Mcf in 1995.

                                    [GRAPH]

This graph illustrates MGal. of liquids sales for gas processing of 195,067 in 1993, 194,378 in 1994, and 205,464 in 1995, as well as prices related to those sales of $.31 in 1993, $.25 in 1994, and $.26 in 1995.

                                    [GRAPH]

This graph illustrates MMcf of residue gas sales for gas processing of 7,328 in 1993, 7,180 in 1994 and 7,560 in 1995; as well as related prices of $2.02 per Mcf in 1993, $1.99 per Mcf in 1994, and $1.47 per Mcf in 1995.

Gas sales represent both term and market sales. Term sales are currently under contracts that extend through 1996. Margins on gas sales increased in 1995 as a result of lower gas supply cost. The increase in margins in 1994 was attributable to improved market rates under the term-sales agreements.

Liquids, residue gas, and other revenues declined slightly in 1995 despite greater liquids sales volumes, higher liquids prices, and greater residue gas volumes, because of significantly lower residue gas prices. The decline in 1994 was principally the result of significantly lower product prices.

Reductions in operating expenses are the result of reduced fuel costs caused by lower spot-market prices, thereby significantly improving margins for liquids products sales. Other operating costs remained relatively flat.

GAS MARKETING

ONEOK Gas Marketing Company buys and sells natural gas on the open market.

                                    [GRAPH]

This graph illustrates Earnings Per Share for Gas Marketing of $.02 in 1993, $.01 in 1994, and $(.02) in 1995.

                                  NET INCOME

             ---------------------------------------------------------------------
             (THOUSANDS OF DOLLARS)            1995          1994          1993
             ---------------------------------------------------------------------
             Revenues                    $   290,186     $  128,322     $  9,330
             Cost of gas                     287,564        126,990        8,102
             ---------------------------------------------------------------------
              Gross margins                    2,622          1,332        1,228
             Operating expenses                3,230            720          216
             Income taxes                       (365)           167          381
             ---------------------------------------------------------------------
             Operating income (loss)            (243)           445          631
             Interest expense                    367            178           25
             ---------------------------------------------------------------------
              Net income (loss)          $      (610)    $      267     $    606
             =====================================================================

In October 1992, the Company entered the gas marketing business by acquiring a 50 percent interest in an entity established in that line of business. The results of operations attributable to the 50 percent interest are included in operating expenses in 1994 and 1993. In February 1995, the Company acquired the remaining interest in the entity. As a result of continuing competition, gross margins remained low for 1995. To improve its performance, the Company initiated changes during its last quarter that increased its sales volumes by approximately 30 percent for that quarter.

OTHER OPERATIONS

Other operations include the Company's leasing and parking operations, and for 1994 and 1993, ONEOK's contract drilling business.

ONEOK Leasing Company and ONEOK Parking Company operate the headquarters office building and a parking garage in downtown Tulsa, leasing space in excess of the Company's requirements in the Tulsa commercial market. The Company, through a subsidiary, has made a tender offer in an attempt to ultimately acquire ownership of the building.

                                    [GRAPH]

This graph illustrates Earnings Per Share for Other Operations of $(.07) in 1993, $(.12) in 1994, and $(.04) in 1995.


                                   NET INCOME

             ---------------------------------------------------------------------
             (THOUSANDS OF DOLLARS)           1995           1994          1993
             ---------------------------------------------------------------------
             Revenues                    $    9,664      $  14,785      $  17,625
             Operating expenses              10,406         18,516         20,269
             Income taxes                      (715)        (1,485)        (1,914)
             ---------------------------------------------------------------------
              Operating income (loss)           (27)        (2,246)          (730)
             Interest expense                 1,106            788          1,207
             ---------------------------------------------------------------------
              Net income (loss)          $   (1,133)     $  (3,034)     $  (1,937)
             =====================================================================

Leasing and parking revenues for space in the Company's corporate headquarters building, ONEOK Plaza, have declined due to continuing soft commercial leasing demand in the Tulsa area.

Net losses attributable to the contract drilling operations were $1.5 million and $1.4 million in 1994 and 1993, respectively. This business was sold in 1994.

FINANCIAL FLEXIBILITY AND LIQUIDITY

With the current mix and relative sizes of ONEOK's business segments, the Company's goals are to achieve an equity to capital ratio of approximately 50 percent and to preserve or improve its current debt ratings. At August 31, 1995, the equity component was 49 percent, an improvement from 47 percent at August 31, 1994. Debt ratings are A3 by Moody's Investors Service and A-by Standard & Poor's Corporation. Moody's upgraded its rating from Baa1 in July 1995. The Company's long-term debt represents 46.9 percent of total capital at August 31, 1995.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company accesses funds through a short-term credit agreement and, if necessary, through long-term borrowings.

                                SOURCES OF CASH

             ----------------------------------------------------------------------------------
                                        (ESTIMATED)
             (MILLIONS OF DOLLARS)          1996            1995           1994         1993
             ----------------------------------------------------------------------------------
             Operating activities        $   99.9        $  109.1       $   80.3     $  104.3
             Short-term debt                    -             5.2           28.0         17.0
             Long-term debt                     -               -              -         77.0
             Other                              -            11.0            8.0         13.9
             ----------------------------------------------------------------------------------
              Total sources of cash      $   99.9        $  125.3       $  116.3     $  212.2
             ==================================================================================

OPERATING CASH FLOWS

Operating cash flows for 1995 include enhanced earnings primarily as a result of increased contributions from gas processing operations and elimination of losses attributable to the drilling business, which was sold in 1994. Cash flows for 1994 were influenced by reduced earnings due to soft liquid product prices. Other major factors affecting cash flows for both 1995 and 1994 were fluctuations in the Company's purchased gas cost adjustment, rate treatment of deferred costs, and changes in the components of current and deferred income taxes.

INVESTING CASH FLOWS

The Company anticipates that capital expenditures for 1996, excluding potential acquisitions, will be less than the previous three years.

Expenditures for exploration and production for 1995 and 1993 include acquisition costs of approximately $17.6 and $16.7 million, respectively.


                                   [Graph]

This graph illustrates Capital expenditures of $86.2 million in 1993, $73.9 million in 1994, $83.0 million in 1995 and an estimate of $54.1 million in 1996.


------------------------------------------------------------------------------------
                                                                        (Estimated)
                                1993          1994         1995            1996
------------------------------------------------------------------------------------
Distribution & Transmission   $58.8          $62.2         $55.8          $44.0
------------------------------------------------------------------------------------
Exploration and Production     24.9            8.3          25.0            3.8
------------------------------------------------------------------------------------
Gas Processing                  1.7            2.7           1.2            5.7
------------------------------------------------------------------------------------
Other                           0.8            0.7           1.0            0.6
------------------------------------------------------------------------------------

FINANCING CASH FLOW

The Company has a short-term unsecured credit agreement with several banks in which the banks have agreed to provide loans not to exceed $125 million at any one time for general corporate purposes. The maximum amount of short-term debt authorized by the board of directors is $150 million. At August 31, 1995, $364 million of long-term debt was outstanding. As of that date, the Company could have issued approximately $160 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

All long-term debt that can be called has been refinanced at lower rates. Of the remaining debt, the 9.7 and 9.75 percent series due 2019 and 2020 can be called December 1, 1999, and December 1, 2000, respectively.

ONEOK had approximately 28 million unrestricted shares of common stock, 160,000 shares of preferred stock, and three million shares of preference stock available for issue at August 31, 1995.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, certain events, such as significant acquisitions, may require additional debt or equity financing.

LIQUIDITY

The distribution and transmission segment continues to face competitive pressure to serve the substantial market represented by its large industrial customers. The loss of a substantial portion of its industrial load, without recoupment of the revenues from that loss, would have a materially adverse effect on the Company's financial condition. The Company has successfully competed in large part with such innovative methods as its Pipeline Capacity Lease program, Special Industrial Sales Program, and Payment-in-Kind program. These programs were all designed to provide competitive alternatives for Oklahoma industry. Rate restructuring achieved in the June 1995 rate order further reduces the Company's risk in serving its large industrial customers.

The Company's position has improved significantly as a result of regulatory actions within the three years' comparisons contained in this analysis. On January 6, 1994, the Oklahoma Corporation Commission approved recovery of deferred take-or-pay costs. On November 22, 1994, the OCC made permanent and increased an interim rate increase and approved amortization of deferred pension costs. On June 19, 1995, the OCC authorized a general rate increase, restructured large industrial customer rates by shifting costs to the Company's core customers, changed gas purchasing practices with a net reduced cost to those core customers, initiated a temperature adjustment clause, approved funding of Other Postretirement Benefit costs in the rates, and approved recovery of additional deferred costs.

OTHER

IMPAIRMENTS. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which is effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Furthermore, this Statement requires that most long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of cost excluded when a regulator excludes all or part of a cost from the enterprises's rate base. The Company does not expect the adoption of SFAS No. 121 to have a significant impact on its consolidated financial statements.

PRICE RISK MANAGEMENT. Commodity futures contracts and swaps are periodically used in the exploration and production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures require the Company to buy or sell natural gas at a fixed price. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas. The Company's exploration and production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At August 31, 1995, the net deferred gain on these contracts was approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of ONEOK Inc. is responsible for all information included in the Annual Report, whether audited or unaudited. The financial statements have been prepared in accordance with generally accepted accounting principles, applied in a consistent manner, and necessarily include some amounts that are based on the best estimates and judgments of management.

Management maintains a system of internal accounting policies, procedures, and controls designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that the financial records are reliable for preparing financial statements. ONEOK Inc. maintains an internal auditing staff responsible for evaluating the adequacy and application of financial and operating controls and for testing compliance with management's policies and procedures.

The accompanying consolidated financial statements of ONEOK Inc. and subsidiaries as of August 31, 1995 and 1994, and for each of the years in the three-year period ended August 31, 1995, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their audits include reviews of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. The Independent Auditors' Report appears herein.

The Board of Directors performs its oversight role for reviewing the accounting and auditing procedures and financial reporting of ONEOK Inc. through its Audit Committee. Both KPMG Peat Marwick LLP and our internal auditors have free access to the Committee, without the presence of management, to discuss accounting, auditing, and financial reporting matters.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders

ONEOK Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK Inc. and subsidiaries as of August 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK Inc. and subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note H to the consolidated financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefit obligations by adopting the provisions of Statements of Financial Accounting Standards Nos. 106 and 112 in 1994.


                                    KPMG Peat Marwick LLP


Tulsa, Oklahoma
October 19, 1995

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------
Years Ended August 31,                                            1995            1994           1993
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues
  Distribution and transmission                               $  599,488      $  617,487     $  626,951
  Exploration and production                                      22,500          23,023         24,092
  Gas processing                                                  96,652         106,589        125,435
  Gas marketing                                                  227,260          36,723            243
  Other                                                            3,986           8,561         12,388
---------------------------------------------------------------------------------------------------------
    Total Operating Revenues                                     949,886         792,383        789,109
---------------------------------------------------------------------------------------------------------
Operating Expenses
  Cost of gas                                                    567,827         432,371        426,675
  Operations and maintenance                                     205,903         198,041        199,166
  Depreciation, depletion, and amortization                       50,354          50,858         48,026
  General taxes                                                   20,289          19,083         18,732
  Income taxes                                                    25,342          21,096         20,806
---------------------------------------------------------------------------------------------------------
    Total Operating Expenses                                     869,715         721,449        713,405
---------------------------------------------------------------------------------------------------------
    Operating Income                                              80,171          70,934         75,704
---------------------------------------------------------------------------------------------------------
Interest
  Interest on long-term debt                                      32,345          32,979         35,250
  Other interest                                                   4,934           1,855          1,120
  Amortization of debt expense                                       512             525          2,117
  Interest income on cash deposit                                    -               -             (668)
  Allowance for funds used during construction                      (424)           (606)          (539)
---------------------------------------------------------------------------------------------------------
    Net Interest                                                  37,367          34,753         37,280
---------------------------------------------------------------------------------------------------------
Net Income                                                        42,804          36,181         38,424
Preferred Stock Dividends                                            428             428            428
---------------------------------------------------------------------------------------------------------
    Income Available for Common Stock                         $   42,376      $   35,753     $   37,996
=========================================================================================================
Earnings Per Share of Common Stock                                 $1.58           $1.34          $1.43
=========================================================================================================
Average Shares of Common Stock
  Outstanding (Thousands)                                         26,862          26,674         26,632
=========================================================================================================

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
August 31,                                                                        1995           1994
--------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Assets
Property
  Distribution system                                                         $  584,144     $  549,655
  Transmission system                                                            286,252        332,109
  Gas storage                                                                     49,736         45,944
  Gas gathering                                                                   45,064            -
  Exploration and production                                                     120,223        101,997
  Gas processing                                                                  70,363         69,954
  Other                                                                          119,961        118,080
--------------------------------------------------------------------------------------------------------
    Total Property                                                             1,275,743      1,217,739
  Accumulated depreciation, depletion, and amortization                          509,833        480,288
--------------------------------------------------------------------------------------------------------
    Net Property                                                                 765,910        737,451
--------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                       12,461          4,545
  Accounts receivable                                                             81,805         49,079
  Income taxes receivable                                                            -            1,950
  Materials and supplies                                                           5,803          4,950
  Gas in storage                                                                  76,320         89,504
  Advance payments for gas                                                         6,214          1,958
  Purchased gas cost adjustment                                                      -           11,809
  Deferred income taxes                                                            3,440            -
  Other current assets                                                             8,036          5,458
--------------------------------------------------------------------------------------------------------
    Total Current Assets                                                         194,079        169,253
--------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
  Advance payments for gas                                                           -            8,870
  Investments                                                                     17,077         34,015
  Regulatory assets, net                                                         168,889        169,566
  Other                                                                           23,510         17,845
--------------------------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                                      209,476        230,296
--------------------------------------------------------------------------------------------------------
    Total Assets                                                              $1,169,465     $1,137,000
========================================================================================================

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
August 31,                                                                        1995           1994
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Liabilities and Shareholders' Equity
Common Shareholders' Equity
  Common stock without par value: authorized 60,000,000
    shares; issued and outstanding 27,020,004 and 26,690,004
    shares in 1995 and 1994                                                   $  201,404     $  195,568
  Retained earnings                                                              187,225        174,926
---------------------------------------------------------------------------------------------------------
    Total Common Shareholders' Equity                                            388,629        370,494
Preferred stock: $50 par and involuntary liquidation value;
  $53 voluntary liquidation value; Series A and B, 4 3/4%
  (cumulative); authorized 340,000 shares; issued 180,000
  shares of Series A in 1995 and 1994                                              9,000          9,000
---------------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                                   397,629        379,494
---------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                   350,900        362,897
Current Liabilities
  Long-term debt                                                                  13,076         14,050
  Notes payable                                                                   55,170         50,000
  Accounts payable                                                                58,152         44,238
  Accrued income taxes                                                             5,031            -
  Accrued general taxes                                                           10,418          9,845
  Accrued interest                                                                 8,529          8,711
  Purchased gas cost adjustment                                                    2,706            -
  Customers' deposits                                                              6,824          6,413
  Deferred income taxes                                                              -            3,822
  Other                                                                           14,082         11,429
---------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                    173,988        148,508
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred income taxes                                                          189,330        197,156
  Customers' advances for construction
    and other deferred credits                                                    57,618         48,945
---------------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                                 246,948        246,101
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies
---------------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                                $1,169,465     $1,137,000
=========================================================================================================

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
Years Ended August 31,                                              1995            1994         1993
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities
  Net income                                                   $  42,804      $   36,181      $  38,424
  Depreciation, depletion, and amortization                       50,354          50,858         48,026
  Net losses of equity investees                                     811           1,455          1,208
  Deferred income taxes                                          (15,270)         10,021         (1,999)
  Other                                                              613            (528)         1,344
  Changes in assets and liabilities:
    (Increase) decrease in trade accounts receivable             (32,726)          2,466           (586)
    (Increase) decrease in income taxes receivable                 1,950          (1,950)           -
    (Increase) decrease in inventories                            12,331          (1,547)           342
    (Increase) decrease in other assets                            2,182           5,576         57,493
    (Increase) decrease in regulatory assets                         145         (19,481)       (48,959)
    Increase (decrease) in accounts payable and
      accrued liabilities                                         22,400           2,733         23,696
    Change in purchased gas cost adjustment                       14,515         (20,658)          (770)
    Increase (decrease) in deferred credits
      and other liabilities                                        9,412          15,148            (11)
---------------------------------------------------------------------------------------------------------
        Cash provided by operating activities                    109,521          80,274        118,208
---------------------------------------------------------------------------------------------------------
Investing Activities
  (Increase) decrease in other investments                         5,226          (2,324)        (6,031)
  Proceeds from sale of investment                                10,901             -              -
  Capital expenditures, net of salvage                           (80,982)        (73,999)       (86,771)
  Proceeds from sale of property                                   1,556           7,966            -
---------------------------------------------------------------------------------------------------------
        Cash used in investing activities                        (63,299)        (68,357)       (92,802)
---------------------------------------------------------------------------------------------------------
Financing Activities
  Payments of long-term debt                                     (12,971)        (15,000)       (82,925)
  Issuance of long-term debt                                         -               -           77,000
  Issuance of notes payable                                      274,152         315,000         92,000
  Payments of notes payable                                     (268,982)       (287,000)       (75,000)
  Issuance of common stock                                           -               -             (194)
  Dividends paid                                                 (30,505)        (30,039)       (28,657)
---------------------------------------------------------------------------------------------------------
        Cash used in financing activities                        (38,306)        (17,039)       (17,776)
---------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                7,916          (5,122)         7,630
Cash and Cash Equivalents at the
  Beginning of Year                                                4,545           9,667          2,037
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                                  $  12,461      $    4,545      $   9,667
=========================================================================================================

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Common Shareholders' Equity
                                                   -------------------------------------------
                                                     Common         Retained                       Preferred
                                                     Stock          Earnings        Total            Stock
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Balance at September 1, 1992                       $  194,559     $  159,017     $  353,576       $   9,000
  Net income                                              -           38,424         38,424             -
  Net change in common stock                             (194)           -             (194)            -
  Preferred stock dividends -
    $2.375 per share                                      -             (428)          (428)            -
  Common stock dividends -
    $1.06 per share                                       -          (28,229)       (28,229)            -
--------------------------------------------------------------------------------------------------------------
Balance at August 31, 1993                         $  194,365     $  168,784     $  363,149       $   9,000
==============================================================================================================

Balance at September 1, 1993                       $  194,365     $  168,784     $  363,149       $   9,000
  Net income                                              -           36,181         36,181             -
  Issuance of common stock                              1,203            -            1,203             -
  Preferred stock dividends -
    $2.375 per share                                      -             (428)          (428)            -
  Common stock dividends -
    $1.11 per share                                       -          (29,611)       (29,611)            -
--------------------------------------------------------------------------------------------------------------
Balance at August 31, 1994                         $  195,568     $  174,926     $  370,494       $   9,000
==============================================================================================================

Balance at September 1, 1994                       $  195,568     $  174,926     $  370,494       $   9,000
  Net income                                              -           42,804         42,804             -
  Issuance of common stock                              5,836            -            5,836             -
  Preferred stock dividends -
    $2.375 per share                                      -             (428)          (428)            -
  Common stock dividends -
    $1.12 per share                                       -          (30,077)       (30,077)            -
--------------------------------------------------------------------------------------------------------------
Balance at August 31, 1995                         $  201,404     $  187,225     $  388,629       $   9,000
==============================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION. The consolidated financial statements include the accounts of ONEOK Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REGULATION. The distribution and transmission operations of the Company are subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC). Certain activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC). Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

REVENUE RECOGNITION. The Company recognizes revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout each month, and the Company accrues unbilled revenues at the end of each month. Revenues from oil and gas production, gas liquids extraction, and gas marketing are recognized on the sales method. Credit is granted to these customers under customary terms.

DISTRIBUTION AND TRANSMISSION PROPERTY. Distribution and transmission property is stated at cost. Such cost includes personnel costs, general and administrative costs, and an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of estimated average cost of borrowed funds (8.24 percent, 8.21 percent, and 9.18 percent, in 1995, 1994, and 1993, respectively) used during the construction of major projects and is recorded as a credit to earnings.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate approximated
3.7 percent in 1995, 3.8 percent in 1994, and 3.7 percent in 1993.

Maintenance and repairs are charged directly to expense. The cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from retirements or sales of other property, plant, and equipment are recognized in income.

EXPLORATION AND PRODUCTION PROPERTY. The Company uses the successful-efforts method to account for costs incurred in the acquisition, exploration, and development of oil and natural gas reserves. Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells which find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties which are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated, and an overall impairment allowance is provided based on the Company's experience.

Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of oil and gas reserves. Undeveloped properties are amortized based upon remaining lease terms and exploratory and developmental drilling experience.

OTHER PROPERTIES. Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

INVENTORIES. Materials and supplies are priced at average cost. Long-term gas in storage is classified as property and is priced at cost. Current gas in storage is valued using the last-in, first-out method. The estimated replacement cost of current gas in storage was $72.4 million at August 31, 1995, and $114.8 million at August 31, 1994.

INCOME TAXES. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for the OCC regulated operations and is recognized in income in the period that includes the enactment date for nonregulated operations. The Company continues to amortize previously deferred investment tax credits on gas distribution and transmission properties over the period prescribed by the OCC for ratemaking purposes.

EARNINGS PER SHARE. Earnings per share computations are based upon the weighted average number of common shares outstanding during each year. Weighted average shares outstanding were 26,862,000 during 1995; 26,674,000 during 1994; and 26,632,000 during 1993.

CASH AND CASH EQUIVALENTS. Items classified as cash equivalents for the purpose of the Consolidated Statements of Cash Flows include highly liquid temporary investments, with original maturities of three months or less, in "money market" or "pooled" investment accounts backed by government securities, bank certificates of deposit, or bank lines of credit.

RECLASSIFICATION. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

(B) REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization:

             ----------------------------------------------------------------------
             AUGUST 31,                                      1995         1994
             (THOUSANDS OF DOLLARS)
             ----------------------------------------------------------------------
             Recoupable take-or-pay settlements         $   106,122    $  107,492
             Pension costs                                   40,302        43,285
             Postretirement costs other than pensions        10,603         6,396
             Postemployment benefit costs                     2,975         2,975
             Income tax rate changes                          8,887         9,418
             ----------------------------------------------------------------------
              Regulatory assets, net                    $   168,889    $  169,566
             ======================================================================

During 1995 and 1994, the Company incurred approximately $3.1 million and $.4 million, respectively, of recoupable costs attributable to resolutions of take-or-pay and pricing issues.

The OCC has authorized recovery of the take-or-pay settlement costs through a combination of a surcharge to customers and revenues derived from certain transportation customers. The costs related to pensions and postretirement benefits are currently being recovered through revenue and are being amortized into expense over a 10 to 18 year period. The Company anticipates that postemployment benefit costs will be recovered in future rate filings. Amortization expense related to regulatory assets was approximately $8.2 million, $3.1 million, and $.5 million in 1995, 1994, and 1993, respectively.

(C)      INVESTMENTS

Through a subsidiary, the Company is a 25 percent partner in a natural gas transmission system, Red River Pipeline (Red River), which operates in Texas. It is the Company's intent to exit from the partnership during the coming year.

             -----------------------------------------------------------
             (UNAUDITED)                               RED RIVER
             (THOUSANDS OF DOLLARS)               1995           1994
             -----------------------------------------------------------
             Current assets                    $  1,832      $    1,304
             Current liabilities                  4,863           4,088
             -----------------------------------------------------------
              Working capital                  $ (3,031)     $   (2,784)
             ===========================================================
             Property, net                     $ 62,940      $   68,385
             Long-term debt                    $  6,538      $    9,808
             Partners' capital                 $ 53,463      $   55,927
             ONEOK's investment                $ 12,522      $   13,832
             Gross revenue                     $  2,122      $    1,741
             Earnings (loss)before
               income taxes                    $ (6,846)     $   (6,123)
             ONEOK's portion of earnings
              (loss) before income taxes       $ (1,796)     $   (1,500)
             -----------------------------------------------------------

Effective April 28, 1995, Caney River Transmission Company, which owned a 25 percent interest in Ozark Gas Transmission System, was sold for its approximate net book value. Earnings attributable to the Company's interest in Ozark through the date of disposition and for the year ended August 31, 1994 were $.8 million and $.6 million, respectively. The Company's investment at August 31, 1994 was $10.2 million.

(D)  LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

At August 31, 1995, the Company had a short-term unsecured credit agreement with several banks pursuant to which the banks have agreed to make loans to the Company from time to time in an aggregate amount not to exceed $125 million at any one time for general corporate purposes. The short-term credit agreement provides a back-up line of credit for short-term debt from other sources in addition to providing short-term funds. The facility fee requirement for this line of credit is .075 percent applied annually to the total line of credit. Borrowings under the agreement bear interest at offshore IBOR rates plus .225 percent per annum. No compensating balance requirements existed at August 31, 1995.

Short-term notes payable totaling $55.2 million at August 31, 1995, and $50 million at August 31, 1994, were outstanding. The notes carried average interest rates of 6.16 percent and 5.23 percent, respectively.

(E)  LONG-TERM DEBT

All long-term notes payable at August 31, 1995, are unsecured. The aggregate current maturities of long-term debt for each of the five years ending August 31, 2000, are $13.1 million; $15.1 million; $15.1 million; $13.1 million; and $16.1 million, respectively, including $1.1 million each year callable at the option of the holder.

           -------------------------------------------------------------
           AUGUST 31,                       1995               1994
           (THOUSANDS OF DOLLARS)
           -------------------------------------------------------------
           Long-Term Notes Payable
             4.50% due 1995             $         -        $     13,000
             5.00% due 1996                  12,000              12,000
             5.57% due 1997                  14,000              14,000
             5.90% due 1998                  10,000              10,000
             6.20% due 1999                   8,000               8,000
             6.43% due 2000                   5,000               5,000
             8.32% due 2007                  40,000              40,000
             8.44% due 2004                  40,000              40,000
             8.70% due 2021                  34,976              34,947
             9.70% due 2019                 125,000             125,000
             9.75% due 2020                  75,000              75,000
           -------------------------------------------------------------
             Total                          363,976             376,947
           Current maturities of
             long-term debt                  13,076              14,050
           -------------------------------------------------------------
           Long-term notes payable      $   350,900        $    362,897
           -------------------------------------------------------------

Based on the expected current rates which would have been offered to the Company for debt with the same terms and maturities, the estimated fair value of the Company's long-term debt at August 31, 1995, was approximately $393 million.

Under the most restrictive covenants of the Company's loan agreements, $159.8 million (85 percent) of retained earnings at August 31, 1995, was available to pay dividends.

(F)  CAPITAL STOCK

The holders of Series A preferred stock have full voting rights (two votes per share) and may redeem those shares in whole or in part at any time at the option of the Company. Holders are entitled to $53 per share, plus all dividends accrued or in arrears thereon, upon voluntary redemption or liquidation and $50 per share upon involuntary liquidation. No dividends were in arrears at August 31, 1995.

The Company has authorized three million shares of preference stock, none of which was outstanding at August 31, 1995, and approximately 28 million shares of unrestricted common stock available for issue. The Board has reserved two million shares of the Company's common stock for the Direct Stock Purchase and Dividend Reinvestment Plan, effective September 1, 1995; 700,000 shares for the ONEOK Inc. Stock Performance Plan, effective September 21, 1993; and approximately two million shares for the Thrift Plan for Employees of ONEOK Inc. and Subsidiaries, effective March 18, 1994.

During 1993, the Company issued common stock through two stock option plans which provided certain officers and key employees options to purchase common stock at a price not less than fair market value at date of grant. All options for both of these plans were exercised during that year at prices ranging from $14 to $16 per share.

The Board has a five-year Stock Performance Plan effective through 1996, which provides for compensation of certain officers and key employees with common stock and cash. During 1995, $1.9 million was expensed. During 1993, $2.0 million was expensed, and 55,946 shares of common stock were issued. No amounts were expensed in fiscal 1994. It is the Company's intent to replace the existing Stock Performance Plan, upon Shareholder approval of the ONEOK Inc. Employee Stock Purchase Plan and the ONEOK Inc. Key Employee Stock Plan.

(G)  INCOME TAXES

The provisions for income taxes are as follows:

           -----------------------------------------------------------------------------------------
           FOR THE YEARS ENDED AUGUST 31,                  1995           1994           1993
           (THOUSANDS OF DOLLARS)
           -----------------------------------------------------------------------------------------
           Current income taxes
             Federal                                     $   34,837       $  9,874     $  19,575
             State                                            5,775          1,201         3,230
           -----------------------------------------------------------------------------------------
              Total current income taxes                 $   40,612       $ 11,075     $  22,805
           =========================================================================================
           Deferred income taxes
             Federal                                     $  (13,007)      $  8,555     $  (1,391)
             State                                           (2,263)         1,466          (608)
           -----------------------------------------------------------------------------------------
              Total deferred income taxes                $  (15,270)      $ 10,021     $  (1,999)
           =========================================================================================

Following is a reconciliation of the provision for income taxes.

           ---------------------------------------------------------------------------------------
           FOR THE YEARS ENDED AUGUST 31,                  1995           1994           1993
           (THOUSANDS OF DOLLARS)
           ---------------------------------------------------------------------------------------
           Pretax income                                $   68,146     $  57,277      $   59,230
           Federal statutory income tax rate                 35.00%        35.00%          34.63%
           ---------------------------------------------------------------------------------------
           Provision for federal income taxes               23,851        20,047          20,511
           Amortization of distribution property
             investment tax credits                           (739)         (739)           (739)
           State income taxes, net of credits and
             federal tax benefit                             2,372         1,549           1,793
           Other, net                                         (142)          239            (759)
           ---------------------------------------------------------------------------------------
              Actual income tax expense                 $   25,342     $  21,096      $   20,806
           =======================================================================================

At August 31, 1995, the Company had $2.8 million in deferred investment tax credits recorded in other deferred credits which will be amortized over the next four years.

           ---------------------------------------------------------------------------------------
           AUGUST 31,                                                     1995           1994
           (THOUSANDS OF DOLLARS)
           ---------------------------------------------------------------------------------------
           Deferred Tax Assets
             Investment write-down                                      $  1,373     $     1,325
             Accrued liabilities not deductible until paid                 5,099             562
             Net operating loss carryforwards                                800             810
             Regulatory assets                                             5,518           3,627
             Other                                                         1,789           2,563
           ---------------------------------------------------------------------------------------
              Total deferred tax assets                                   14,579           8,887
             Valuation allowance for net operating loss
              carry forwards expected to expire prior to
              utilization                                                    800             810
           ---------------------------------------------------------------------------------------
              Net deferred tax assets                                     13,779           8,077
           Deferred Tax Liabilities
             Excess of tax over book depreciation and depletion          131,485         129,759
             Investment in joint ventures                                  5,394          10,569
             Regulatory assets                                            59,294          66,763
             Other                                                         3,496           1,964
           ---------------------------------------------------------------------------------------
              Gross deferred tax liabilities                             199,669         209,055
           ---------------------------------------------------------------------------------------
              Net Deferred Tax Liabilities                           $   185,890     $   200,978
           =======================================================================================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.

The Company had remaining net operating loss carry-forwards for state income tax purposes of approximately $14.1 million at August 31, 1995, which expire, unless previously utilized, at various dates through the year 2009.

(H)  EMPLOYEE BENEFIT PLANS

Retirement Plan. The Company has a defined benefit retirement plan covering substantially all employees. Company officers and certain key employees are also eligible to participate in a supplemental retirement plan.

Net pension costs, as determined by an independent actuary, included the following:

           ---------------------------------------------------------------------------------------
           FOR THE YEARS ENDED AUGUST 31,                      1995       1994           1993
           (THOUSANDS OF DOLLARS)
           ---------------------------------------------------------------------------------------
           Service cost                                  $    6,078     $    6,518     $    5,760
           Interest cost                                     22,659         20,599         20,409
           Actual return on assets                          (27,438)       (12,404)       (31,286)
           Net amortization and deferral                      6,920         (6,761)        13,154
           ---------------------------------------------------------------------------------------
              Net pension cost                           $    8,219     $    7,952     $    8,037
           =======================================================================================

The Company generally funds pension costs at a level at least equal to the minimum amount required under the Employee Retirement Income Security Act of 1974. The accompanying table sets forth the funded status of the Company's plans, as determined by the independent actuary.

           ------------------------------------------------------------------------------------------
           AUGUST 31,                                                      1995           1994
           (THOUSANDS OF DOLLARS)
           ------------------------------------------------------------------------------------------
           Actuarial present value of vested benefit obligation        $  (254,138)  $   (237,548)
           Accumulated benefit obligation                              $  (266,227)  $   (249,815)
           Projected benefit obligation                                $  (311,526)  $   (299,012)
           Plan assets at fair value, principally equity
             securities and an IPG fund                                    269,180        250,398
           ------------------------------------------------------------------------------------------
             Plan assets less than projected benefit obligation            (42,346)       (48,614)
           Unrecognized net loss                                            59,172         67,701
           Unrecognized prior service cost                                     672            821
           Unrecognized net asset                                           (4,206)        (4,673)
           ------------------------------------------------------------------------------------------
             Prepaid pension cost                                      $    13,292   $     15,235
           ==========================================================================================

The projected benefit obligation for 1995 and 1994 was determined using an annual discount rate of 7.75 percent; a long- term rate of return on plan assets of 9 percent; and an average assumed long-term annual rate of salary increase of 5 percent.

Other Postretirement Benefit Plans. The Company sponsors a defined benefit health care plan that provides postretirement medical benefits and life and accidental death and dismemberment benefits to substantially all employees who reach normal retirement age while working for the Company. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Company funds the cost of benefits as claims or premiums are paid.

The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," effective September 1, 1993, and elected to delay recognition of the accumulated postretirement benefit obligation (APBO) of approximately $72.2 million and amortize it over 20 years as a component of net periodic postretirement benefit cost.

Net periodic postretirement benefit cost includes the following components:

           ----------------------------------------------------------------------------------------
           FOR THE YEARS ENDED AUGUST 31,                                    1995        1994
           (THOUSANDS OF DOLLARS)
           ----------------------------------------------------------------------------------------
           Service cost                                                 $   1,820      $   1,942
           Interest cost                                                    5,282          5,114
           Net amortization and deferral                                    3,608          3,608
           ----------------------------------------------------------------------------------------
             Net periodic postretirement benefit cost                   $  10,710      $  10,664
           ========================================================================================

For measurement purposes, a 9.4 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 1995, the rate was assumed to decrease gradually to 5.0 percent by the year 2003 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 31, 1995, by $10.4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended August 31, 1995, by $843,000.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent at August 31, 1995.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet.

           ---------------------------------------------------------------------------------------
           AUGUST 31,                                                      1995          1994
           (THOUSANDS OF DOLLARS)
           ---------------------------------------------------------------------------------------
           Accumulated Postretirement Benefit Obligation
             Retirees                                                  $  (48,164)    $  (41,129)
             Fully eligible active plan participants                       (4,176)          (327)
             Other active plan participants                               (22,868)       (28,392)
           ---------------------------------------------------------------------------------------
             Accumulated postretirement benefit obligation                (75,208)       (69,848)
           Unrecognized transition obligation                              64,949         68,557
           Unrecognized net gain                                           (6,050)        (6,999)
           ---------------------------------------------------------------------------------------
             Accrued postretirement benefit cost                       $  (16,309)    $   (8,290)
           =======================================================================================

Employee Thrift Plan. The Company has a Thrift Plan covering all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The annual cost of the plan was $3.4 million in 1995; $3.7 million in 1994; and $3.8 million in 1993 .

Postemployment Benefits. The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits Other Than Pensions," effective September 1, 1993. Postemployment benefits represent amounts payable to former or inactive employees after employment but before retirement.

(I)  SEGMENT INFORMATION

The Company conducts its business through four reporting segments: (1) Distribution and transmission, which includes gathering, transmission, storage, and distribution of natural gas, transportation of gas for others, and leasing pipeline capacity. (2)Exploration and production includes exploring for, producing, and selling natural gas and oil. (3) Gas processing operations, which includes extracting and selling natural gas liquids and buying and selling natural gas. (4) Other, which includes gas marketing, operating and leasing the Company's headquarters building and a related parking facility, and the Company's former contract drilling business, which was sold effective May 1, 1994.

Following is information relative to the Company's operations in different segments.

                                        DISTRIBUTION   EXPLORATION
                                             AND           AND           GAS
FOR THE YEARS ENDED AUGUST 31,          TRANSMISSION    PRODUCTION     PROCESSING       OTHER        TOTAL
(MILLIONS OF DOLLARS)
-----------------------------------------------------------------------------------------------------------
        1995
 Sales to unaffiliated customers           $599.5          $22.5        $  96.6        $231.3    $   949.9
 Intersegment sales                           1.8            2.4            7.4          68.6         80.2
-----------------------------------------------------------------------------------------------------------
   Total revenues                          $601.3          $24.9        $ 104.0        $299.9    $ 1,030.1
-----------------------------------------------------------------------------------------------------------
 Operating income (loss)
   before income taxes                      $91.5           $3.6        $  11.7         $(1.3)   $   105.5
 Income tax expense                          21.9             .5            4.0          (1.1)        25.3
 Interest expense                            32.9            2.0            1.0           1.5         37.4
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                        $36.7           $1.1        $   6.7         $(1.7)   $    42.8
-----------------------------------------------------------------------------------------------------------
 Earnings (loss) per share                  $1.35           $.04           $.25         $(.06)       $1.58
 Identifiable assets                     $1,023.0          $60.0          $25.2         $61.3     $1,169.5
 Depreciation, depletion, and
   amortization                             $38.1          $10.4           $1.8           $.4        $50.4
 Capital expenditures                       $55.8          $25.0           $1.2          $1.0        $83.0
===========================================================================================================
-----------------------------------------------------------------------------------------------------------
        1994
 Sales to unaffiliated customers           $617.5          $23.0         $106.6     $    45.3       $792.4
 Intersegment sales                           1.7            1.5             .6          97.8        101.6
-----------------------------------------------------------------------------------------------------------
   Total revenues                          $619.2          $24.5         $107.2     $   143.1       $894.0
-----------------------------------------------------------------------------------------------------------
 Operating income (loss)
   before income taxes                      $87.9          $  .7           $6.6         $(3.2)       $92.0
 Income tax expense                          20.9            (.5)           2.0          (1.3)        21.1
 Interest expense                            31.3            1.6             .9            .9         34.7
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                        $35.7           $(.4)          $3.7         $(2.8)       $36.2
-----------------------------------------------------------------------------------------------------------
 Earnings (loss) per share                  $1.32          $(.01)          $.14         $(.11)       $1.34
 Identifiable assets                     $1,011.0          $42.7          $28.8         $54.5     $1,137.0
 Depreciation, depletion, and
   amortization                             $35.9          $12.2           $1.9           $.9        $50.9
 Capital expenditures                       $62.2           $8.3           $2.7           $.7        $73.9
===========================================================================================================
-----------------------------------------------------------------------------------------------------------
        1993
 Sales to unaffiliated customers           $626.9          $24.1         $125.4         $12.7       $789.1
 Intersegment sales                           1.7            1.0           33.0          14.2         49.9
-----------------------------------------------------------------------------------------------------------
   Total revenues                          $628.6          $25.1         $158.4         $26.9       $839.0
-----------------------------------------------------------------------------------------------------------
 Operating income (loss)
   before income taxes                      $84.8           $2.5         $ 10.9         $(1.7)       $96.5
 Income tax expense                          18.0             .4            3.9          (1.5)        20.8
 Interest expense                            33.8            1.5             .8           1.2         37.3
-----------------------------------------------------------------------------------------------------------
   Net income (loss)                        $33.0          $  .6         $  6.2         $(1.4)       $38.4
-----------------------------------------------------------------------------------------------------------
 Earnings (loss) per share                  $1.23          $ .02         $  .23         $(0.5)       $1.43
 Identifiable assets                       $975.0          $49.3         $ 26.5         $53.7     $1,104.5
 Depreciation, depletion, and
   amortization                             $33.1          $10.9           $2.8          $1.2        $48.0
 Capital expenditures                       $58.8          $24.9           $1.7           $.8        $86.2
===========================================================================================================

(J)  COMMITMENTS AND CONTINGENCIES

Leases. The initial lease term on the Company's headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Rent for the lease accrues annually at $6.8 million a year until 2009. Rent payments were $5.8 million for 1995, 1994, and 1993. Estimated future minimum rental payments for the lease are $5.8 million for each of the years ended August 31, 1996 through 1999, $7.6 million for the year ended August 31, 2000, $9.3 million for each of the years ended August 31, 2001 through 2009, $7.8 million for the year ended August 31, 2010, and $6.2 million thereafter.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received $2.4 million, $2.1 million, and $2.4 million in rental revenue during 1995, 1994, and 1993, respectively, for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are: $2.6 million in 1996; $2.2 million in 1997; $1.5 million in 1998; $1.3 million in 1999, $.7 million in 2000; and a total of $1.1 million thereafter.

Other. The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's financial condition, results of operation, or cash flows.

(K)  OIL AND GAS PRODUCING ACTIVITIES

The following is historical revenue and cost information relating to the Company's exploration and production operations:

           ----------------------------------------------------------------------------------------
           (THOUSANDS OF DOLLARS)                            1995          1994           1993
           ----------------------------------------------------------------------------------------
           Capitalized costs at end of year:
             Unproved properties                         $    5,030    $    6,363     $    8,216
             Proved properties                              111,459        94,507         87,315
           ----------------------------------------------------------------------------------------
              Total Capitalized Costs                       116,489       100,870         95,531
             Accumulated depreciation, depletion,
              and amortization                               65,376        61,052         51,016
           ----------------------------------------------------------------------------------------
              Net Capitalized Costs                      $   51,113    $   39,818     $   44,515
           ========================================================================================
           Costs incurred during the year:
             Property acquisition costs (unproved)       $      926    $    1,021     $    1,938
             Exploration costs                           $    1,228    $    2,731     $    1,977
             Development costs                           $    4,839    $    4,729     $    4,379
             Purchase of minerals in place               $   15,099    $      101     $   17,136
           ----------------------------------------------------------------------------------------

The accompanying schedule presents the results of operation for the Company's oil and gas production activities. The results exclude general office overhead and interest expense attributable to oil and gas production.

           ---------------------------------------------------------------------------------------
           (THOUSANDS OF DOLLARS)                           1995          1994           1993
           ---------------------------------------------------------------------------------------
           Net revenues from production:
           Sales to unaffiliated customers               $   18,427    $   22,693     $   24,058
           Gas sold to affiliates                             2,372         1,457          1,040
           ---------------------------------------------------------------------------------------
              Net revenues from production                   20,799        24,150         25,098
           ---------------------------------------------------------------------------------------
           Production costs                                   4,565         4,912          4,883
           Exploration expenses                                 680         1,419          1,946
           Depreciation, depletion, and amortization          9,447        12,048         10,779
           Income tax expense                                 2,265         2,097          2,718
           ---------------------------------------------------------------------------------------
              Total expenses                                 16,957        20,476         20,326
           ---------------------------------------------------------------------------------------
              Results of operations from
                producing activities                     $    3,842    $    3,674     $    4,772
           =======================================================================================

(L)  OIL AND GAS RESERVES (UNAUDITED)

Following are estimates of the Company's proved oil and gas reserves, net of royalty interests and changes therein, for the 1995, 1994, and 1993 fiscal years.

           ----------------------------------------------------------------------------------------
                                                                             OIL           GAS
           PROVED RESERVES                                                 (MBBLS)        (MMCF)
           ----------------------------------------------------------------------------------------
           September 1, 1992                                                1,459         41,390
             Revisions of prior estimates                                    (567)          (541)
             Extensions, discoveries, and other additions                     589          4,541
             Purchases of minerals in place                                 1,801          1,827
             Sales of minerals in place                                        (7)           (26)
             Production                                                      (443)        (8,401)
           ----------------------------------------------------------------------------------------
           August 31, 1993                                                  2,832         38,790
             Revisions of prior estimates                                    (201)          (756)
             Extensions, discoveries, and other additions                     224          2,264
             Purchases of minerals in place                                     1            115
             Production                                                      (572)        (8,043)
           ----------------------------------------------------------------------------------------
           August 31, 1994                                                  2,284         32,370
             Revisions of prior estimates                                     579             83
             Extensions, discoveries, and other additions                     241          4,002
             Purchases of minerals in place                                   637         11,931
             Sales of minerals in place                                       (28)          (386)
             Production                                                      (466)        (8,774)
           ----------------------------------------------------------------------------------------
           August 31, 1995                                                  3,247         39,226
           ========================================================================================
           Proved Developed Reserves:
             August 31, 1993                                                2,352         34,792
             August 31, 1994                                                1,943         29,193
             August 31, 1995                                                3,068         36,946
           ----------------------------------------------------------------------------------------

The Company emphasizes that the volumes of reserves shown above are estimates, which, by their nature, are subject to later revision. The estimates are made by the Company's petroleum engineers and geologists utilizing all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

(M)  DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

Estimates of the standard measure of discounted future cash flows from proved reserves of oil and natural gas shown in the accompanying table are based on prices at the end of the year. Gas prices are escalated only for fixed and determinable amounts under provisions of applicable regulations in some contracts. These estimated future cash flows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. This tax expense is calculated by applying the current year-end statutory tax rates to pretax net cash flows (net of tax depreciation, depletion, and lease amortization allowances) applicable to oil and gas production.

           ----------------------------------------------------------------------------------------
           (THOUSANDS OF DOLLARS)                            1995          1994           1993
           ----------------------------------------------------------------------------------------
           Future cash inflows                           $  111,370    $   98,270     $  121,107
           Future production and development costs           29,684        26,103         30,346
           Future income tax expense                         16,375        16,278         21,372
           ----------------------------------------------------------------------------------------
           Future net cash flows                             65,311        55,889         69,389
             10% annual discount for estimated
              timing of cash flows                           17,484        15,660         20,761
           ----------------------------------------------------------------------------------------
           Standardized measure of discounted future
             net cash flows relating to oil and gas
              reserves                                   $   47,827    $   40,229     $   48,628
           ========================================================================================

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

           ----------------------------------------------------------------------------------------
           (THOUSANDS OF DOLLARS)                            1995          1994           1993
           ----------------------------------------------------------------------------------------
           Beginning of year                              $  40,229    $   48,628     $   35,879
           Changes resulting from:
             Sales of oil and gas produced, net of
              production costs                              (16,234)      (19,238)       (20,215)
             Net changes in price, development, and
              production costs                               (4,874)       (3,839)         7,327
             Extensions, discoveries, additions, and
              improved recovery, less related costs           6,377         5,112         11,625
             Purchases of minerals in place                  14,707           126         20,365
             Sales of minerals in place                        (871)          -              (87)
             Revisions of previous quantity estimates         5,520        (2,379)        (5,589)
             Accretion of discount                            5,107         6,360          4,747
           Net change in income taxes                          (274)        3,260         (3,296)
           Other, net                                        (1,860)        2,199         (2,128)
           ----------------------------------------------------------------------------------------
           End of year                                    $  47,827    $   40,229     $   48,628
           ========================================================================================

(N)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Among the quarters, total operating revenues are consistently greater from November through May due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for 1995 and 1994 follows:

 -------------------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                       -------------------------------------------------------
                  1995                                  First         Second         Third         Fourth
 -------------------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)
 Total operating revenues                              $166,268      $287,358      $304,498       $191,762
 Income before interest and
   income taxes                                         $21,907       $55,937       $23,254         $4,415
 Income taxes                                            $4,835       $17,810        $4,811        $(2,114)
 Net income (loss)                                       $7,788       $28,287        $9,040        $(2,311)
 Earnings (loss) per common share                          $.29         $1.05          $.33          $(.09)
 Dividends per common share                                $.28          $.28          $.28           $.28
 Weighted average shares
   outstanding (thousands)                               26,690        26,712        27,020         27,020
 -------------------------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------------------------
                                                                             Quarter
                                                       -------------------------------------------------------
                  1994                                  First         Second         Third         Fourth
 -------------------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)
 Total operating revenues                              $177,191      $295,444      $190,480       $129,268
 Income before interest and
   income taxes                                         $21,386       $51,900       $16,606         $2,138
 Income taxes                                            $4,794       $16,518        $2,456        $(2,672)
 Net income (loss)                                       $7,812       $26,387        $5,692        $(3,710)
 Earnings (loss) per common share                          $.29          $.98          $.21          $(.14)
 Dividends per common share                                $.27          $.28          $.28           $.28
 Weighted average shares
   outstanding (thousands)                               26,634        26,681        26,690         26,690
 -------------------------------------------------------------------------------------------------------------

(O)  SUPPLEMENTAL CASH FLOW INFORMATION


           -----------------------------------------------------------------------------------------
           (THOUSANDS OF DOLLARS)                              1995          1994           1993
           -----------------------------------------------------------------------------------------
           Cash Paid During the Year
             Interest (including amount capitalized)      $  37,642    $   34,694     $   37,056
             Income taxes                                 $  34,513    $   14,948     $   22,433
           Noncash Transactions:
             Gas received as payment in kind              $  86,033    $   74,584     $   77,663
             Decrease in take-or-pay deferrals
              reflected by decrease in take-or-pay
              liabilities                                         -             -     $   20,000
             Issuance of common stock related to:
              Stock Performance Plan                              -    $    1,203              -
              Acquisition of gas marketing
                partnership                                  $5,836             -              -
           -----------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

(A)    DIRECTORS OF THE REGISTRANT

       Information concerning the directors of the Company is shown in the 1995 definitive Proxy Statement, which is incorporated herein by this reference.

(B)    EXECUTIVE OFFICERS OF THE REGISTRANT

       Information concerning the executive officers of the Company is included in Part I of this Form 10-K.

(C)    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Information on compliance with Section 16(a) of the Exchange Act is included in the 1995 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is shown in the 1995 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       Information on security ownership of certain beneficial owners is shown in the 1995 definitive Proxy Statement, which is incorporated herein by this reference.

(B)    SECURITY OWNERSHIP OF MANAGEMENT

       Information on security ownership of directors and officers is shown in the 1995 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    DOCUMENTS FILED AS A PART OF THIS REPORT

       (1)     Exhibits

       (3)(a) Third Restated Certificate of Incorporation of ONEOK Inc., incorporated by reference from Form 10-K dated August 31, 1994.

       (3)(b) By-Laws of ONEOK Inc. as Amended, incorporated by reference from Form 10-K dated August 31, 1994.

       (4)(a) Article "Fourth" of Third Restated Certificate of Incorporation of ONEOK Inc. (Preferred Stock, Preference Stock, and Common Stock), pages 48 through 70, incorporated by reference from Form 10-K dated August 31, 1994.

       (4)(b) Indenture dated November 28, 1989, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form S-3 Registration Statement No. 33-31979.

       (4)(c) Indenture and First Supplemental Indenture dated December 1, 1990, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

       (4)(d) Second Supplemental Indenture dated October 1, 1991, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

               NOTE: Certain instruments defining the rights of holders of long-term debt are not being filed as exhibits hereto pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish copies of such agreements to the SEC upon request.

       (4)(e)  Rights Agreement between ONEOK Inc. and Chase Manhattan Bank, N.
               A. dated March 31, 1988, incorporated by reference from Form 8-A Registration Statement dated March 1988.

       (10)(a) ONEOK Inc. Stock Performance Plan, incorporated by reference from the 1991 Definitive Proxy Statement.

       (10)(b) Unfunded Excess Benefit Plan of ONEOK Inc., incorporated by reference from the 1991 Definitive Proxy Statement.

       (10)(c) Termination Agreement between ONEOK Inc. and ONEOK Inc. Executives dated January 20, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(d) Indemnification Agreement between ONEOK Inc. and ONEOK Inc. Officers and Directors, incorporated by reference from Form 10-K dated August 31, 1987.

       (10)(e) Ground Lease Between ONEOK Leasing Company and Southwestern Associates dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

       (10)(f) First Amendment to Ground Lease between ONEOK Leasing Company and Southwestern Associates dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(g) Sublease Between RMZ Corp. and ONEOK Leasing Company dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

       (10)(h) First Amendment to Sublease between RMZ Corp. and ONEOK Leasing Company dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(i) ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas Company dated August 31, 1984, incorporated by reference from Form 10-K dated August 31, 1985.

       (10)(j) Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 20, 1993, incorporated by reference from Form 10-K dated August 31, 1994.

       (10)(k) First Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 18, 1994, incorporated by reference from Form 10-K dated August 31, 1994.

       (10)(l) Second Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 17, 1995, filed herewith on pages 56 through 63.

       (10)(m) Private Placement Agreement between ONEOK Inc. and Paine Webber Incorporated, dated April 6, 1993, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

       (10)(n) Issuing and Paying Agency Agreement between Bank America Trust Company of New York, as Issuing and Paying Agent, and ONEOK Inc. (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

       (21) Required information concerning the registrant's subsidiaries is included in Item 1. of this Form 10-K.

       (24)    Independent Auditors' Consent, filed herewith on page 64.

       (99)(a) History of Gas Pricing, incorporated by reference from Form 10-K dated August 31, 1993.

       (99)(b) Joint Stipulation, Cause No. PUD 940000477, Oklahoma Corporation Commission (June 1, 1995), incorporated by reference from Form 8-K dated June 19, 1995.

                                                                              Page No.
       (2)     Financial Statements
               (a) Independent Auditors' Report                               30
               (b) Consolidated Statements of Income for the
                   years ended August 31, 1995, 1994, and 1993                31
               (c) Consolidated Balance Sheets at August 31, 1995 and 1994    32 - 33
               (d) Consolidated Statements of Cash Flows for the
                   years ended August 31, 1995, 1994, and 1993                34
               (e) Consolidated Statements of Shareholders'Equity
                   for the years ended August 31, 1995, 1994, and 1993.       35
               (f) Notes to Consolidated Financial Statements                 36 - 47

       (3)  Financial Statement Schedules

            None.

(B)    REPORTS ON FORM 8-K

       Three reports on Form 8-K were filed by the Company during the last quarter of the 1995 fiscal year or prior to the filing of this Form 10-K. The first Form 8-K was dated June 19, 1995, and reported the settlement of the Company's rate proceeding. The second Form 8-K was dated July 20, 1995, and reported the election of two new members to the Board of Directors.

       The third Form 8-K was dated July 21, 1995, and reported that Moody's Investors Service raised the senior debt ratings of ONEOK Inc. to A3 from Baa1.

       There were no financial statements filed with any of these Forms 8-K.

OTHER MATTERS

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference in registrant's Registration Statements on Form S-8, Registration Nos. 33-38059 (filed December 3, 1990), 33-52733 (filed March 18,
1994), and 33-69062 (filed September 21, 1993):

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of October, 1995.

                            ONEOK Inc.
                            Registrant
                            By: J. D. NEAL
                                -----------------------
                                J. D. Neal
                                Vice President, Chief Financial Officer,
                                and Treasurer (Principal Financial and
                                Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934,this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of October, 1995.

LARRY W. BRUMMETT                               J. D. NEAL
---------------------------------               ----------------------------------
Larry W. Brummett                               J. D. Neal
Chairman of the Board,                          Vice President, Chief
President, Chief Executive                      Financial Officer, and
Officer, and Director                           Treasurer (Principal Financial
                                                and Accounting Officer)
E. G. ANDERSON                                  D. A. NEWSOM
---------------------------------               ----------------------------------
E. G. Anderson                                  D. A. Newsom
Director                                        Director

W. M. BELL                                      G. D. PARKER
---------------------------------               ----------------------------------
W. M. Bell                                      G. D. Parker
Director                                        Director

D. R. CUMMINGS                                  J. D. SCOTT
---------------------------------               ----------------------------------
D. R. Cummings                                  J. D. Scott
Director                                        Director

W. L. FORD
---------------------------------               ----------------------------------
W. L. Ford                                      G. R. Williams
Director                                        Director

J. M. GRAVES                                    S. L. YOUNG
---------------------------------               ----------------------------------
J. M. Graves                                    S. L. Young
Director                                        Director

S. J. JATRAS
---------------------------------
S. J. Jatras
Director

D. L. KYLE
---------------------------------
D. L. Kyle
Director

B. H. MACKIE
---------------------------------
B. H. Mackie
Director


                                 EXHIBITS INDEX


       (3)(a) Third Restated Certificate of Incorporation of ONEOK Inc., incorporated by reference from Form 10-K dated August 31, 1994.

       (3)(b) By-Laws of ONEOK Inc. as Amended, incorporated by reference from Form 10-K dated August 31, 1994.

       (4)(a) Article "Fourth" of Third Restated Certificate of Incorporation of ONEOK Inc. (Preferred Stock, Preference Stock, and Common
               Stock), pages 48 through 70, incorporated by reference from Form
               10-K dated August 31, 1994.

       (4)(b)  Indenture dated November 28, 1989, between ONEOK Inc. and
               Security Pacific National Bank, incorporated by reference from Form S-3 Registration Statement No. 33-31979.

       (4)(c)  Indenture and First Supplemental Indenture dated December 1,
               1990, between ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

       (4)(d)  Second Supplemental Indenture dated October 1, 1991, between
               ONEOK Inc. and Security Pacific National Bank, incorporated by reference from Form 10-K dated August 31, 1991.

               NOTE: Certain instruments defining the rights of holders of long-term debt are not being filed as exhibits hereto pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company agrees to furnish copies of such agreements to the SEC upon request.

       (4)(e)  Rights Agreement between ONEOK Inc. and Chase Manhattan Bank, N.
               A. dated March 31, 1988, incorporated by reference from Form 8-A
               Registration Statement dated March 1988.

       (10)(a) ONEOK Inc. Stock Performance Plan, incorporated by reference from the 1991 Definitive Proxy Statement.

       (10)(b) Unfunded Excess Benefit Plan of ONEOK Inc., incorporated by reference from the 1991 Definitive Proxy Statement.

       (10)(c) Termination Agreement between ONEOK Inc. and ONEOK Inc.
               Executives dated January 20, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(d) Indemnification Agreement between ONEOK Inc. and ONEOK Inc.
               Officers and Directors, incorporated by reference from Form 10-K dated August 31, 1987.

       (10)(e) Ground Lease Between ONEOK Leasing Company and Southwestern
               Associates dated May 15, 1983, incorporated by reference from Form 10-K dated August 31, 1983.

       (10)(f) First Amendment to Ground Lease between ONEOK Leasing Company and Southwestern Associates dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(g) Sublease Between RMZ Corp. and ONEOK Leasing Company dated May
               15, 1983, incorporated by reference from Form 10-K dated August
               31, 1983.

       (10)(h) First Amendment to Sublease between RMZ Corp. and ONEOK Leasing
               Company dated October 1, 1984, incorporated by reference from Form 10-K dated August 31, 1984.

       (10)(i) ONEOK Leasing Company Lease Agreement with Oklahoma Natural Gas
               Company dated August 31, 1984, incorporated by reference from Form 10-K dated August 31, 1985.

       (10)(j) Credit Agreement between ONEOK Inc. and Bank of America National
               Trust and Savings Association, dated August 20, 1993, incorporated by reference from Form 10-K dated August 31, 1994.

       (10)(k) First Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August
               18, 1994, incorporated by reference from Form 10-K dated August
               31, 1994.

       (10)(l) Second Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August
               17, 1995, filed herewith on pages 56 through 63.

       (10)(m) Private Placement Agreement between ONEOK Inc. and Paine Webber
               Incorporated, dated April 6, 1993, (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form
               10-K dated August 31, 1993.

       (10)(n) Issuing and Paying Agency Agreement between Bank America Trust
               Company of New York, as Issuing and Paying Agent, and ONEOK Inc.
               (Medium-Term Notes, Series A, up to U.S. $150,000,000), incorporated by reference from Form 10-K dated August 31, 1993.

       (21) Required information concerning the registrant's subsidiaries is included in Item 1. of this Form 10-K.

       (24)    Independent Auditors' Consent, filed herewith on page 64.

       (99)(a) History of Gas Pricing, incorporated by reference from Form 10-K dated August 31, 1993.

       (99)(b) Joint Stipulation, Cause No. PUD 940000477, Oklahoma Corporation
               Commission (June 1, 1995), incorporated by reference from Form
               8-K dated June 19, 1995.