Form 10-Q
period 1995-11-30
ONEOK INC
filed 1996-01-09
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the quarterly period ended November 30, 1995.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                         Commission file number 1-2572

                                   ONEOK INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                           73-0383100
(State or other jurisdiction of                    ( I.R.S. Employer
incorporation or organization)                     Identification No.)

100 WEST FIFTH STREET, TULSA, OK                   74103
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (918) 588-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

On November 30, 1995, the Company had 27,043,489 shares of common stock outstanding.

                                   ONEOK Inc.
                         QUARTERLY REPORT ON FORM 10-Q


PART I -  FINANCIAL INFORMATION                                       PAGE NO.
          Consolidated Condensed Statements of Income -
            First Quarter Ended November 30, 1995 and 1994            3

          Consolidated Condensed Balance Sheets -
            As of November 30, 1995, and August 31, 1995              4 - 5

          Consolidated Condensed Statements of Cash Flows -
            First Quarter Ended November 30, 1995 and 1994            6

          Notes to Consolidated Condensed Financial Statements        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations             8 - 13

PART II - OTHER INFORMATION                                           14 - 15

                         PART I - FINANCIAL INFORMATION

                          ONEOK INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

------------------------------------------------------------------------------------------
First Quarter Ended November 30,                                1995              1994
------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues
  Distribution and transmission                             $   104,858       $   126,025
  Exploration and production                                      4,890             5,151
  Gas processing                                                 14,147            23,655
  Gas marketing                                                 113,600            10,182
  Other                                                             965               767
------------------------------------------------------------------------------------------
    Total Operating Revenues                                    238,460           165,780
------------------------------------------------------------------------------------------
Operating Expenses
  Cost of gas                                                   151,282            81,413
  Operations                                                     44,316            43,958
  Maintenance                                                     1,821             1,757
  Depreciation, depletion, and amortization                      13,451            11,850
  General taxes                                                   4,775             4,895
  Income taxes                                                    5,276             4,835
------------------------------------------------------------------------------------------
    Total Operating Expenses                                    220,921           148,708
------------------------------------------------------------------------------------------
Operating Income                                                 17,539            17,072
Interest                                                          9,116             9,284
------------------------------------------------------------------------------------------
Net Income                                                        8,423             7,788
Preferred Stock Dividends                                           107               107
------------------------------------------------------------------------------------------
    Income Available for Common Stock                       $     8,316       $     7,681
==========================================================================================

Earnings Per Share of Common Stock                                 $.31              $.29
==========================================================================================

Dividends Per Share of Common Stock                                $.29              $.28
==========================================================================================

Average Shares of Common Stock
  Outstanding (Thousands)                                        27,023            26,690
==========================================================================================

See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------
                                                             NOVEMBER 30,       August 31,
                                                                 1995              1995
------------------------------------------------------------------------------------------
(Thousands of Dollars)
Assets
Property                                                    $ 1,286,056       $ 1,275,743
Accumulated depreciation, depletion, and amortization           521,752           509,833
------------------------------------------------------------------------------------------
    Net Property                                                764,304           765,910
------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                       6,644            12,499
  Accounts receivable                                           105,613            81,768
  Inventories                                                   102,624            82,123
  Other current assets                                           13,031            18,760
------------------------------------------------------------------------------------------
    Total Current Assets                                        227,912           195,150
------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
  Regulatory assets, net                                        163,885           168,889
  Other                                                          41,061            39,516
------------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                     204,946           208,405
------------------------------------------------------------------------------------------
    Total Assets                                            $ 1,197,162        $1,169,465
==========================================================================================

See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


---------------------------------------------------------------------------------------------
                                                                   NOVEMBER 30,   August 31,
                                                                       1995          1995
---------------------------------------------------------------------------------------------
(Thousands of Dollars)
Liabilities and Shareholders' Equity
Common Shareholders' Equity
  Common stock without par value: authorized 60,000,000
    shares; issued and outstanding 27,043,489 shares
    at November 30, 1995 and 27,020,004 shares at
    August 31, 1995                                                $  201,955     $ 201,404
  Retained earnings                                                   187,705       187,225
---------------------------------------------------------------------------------------------
    Total Common Shareholders' Equity                                 389,660       388,629
Preferred stock: $50 par and involuntary liquidation value;
  $53 voluntary liquidation value; Series A and B, 4 3/4%
  (cumulative); authorized 340,000 shares; issued 180,000
  shares of Series A at November 30, 1995, and August 31, 1995          9,000         9,000
---------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                        398,660       397,629
---------------------------------------------------------------------------------------------
Long-Term Debt                                                        350,821       350,821
---------------------------------------------------------------------------------------------
Current Liabilities
  Long-term debt                                                       13,291        13,325
  Notes payable                                                        70,000        55,000
  Accounts payable                                                     56,587        58,174
  Accrued income taxes                                                  9,453         5,031
  Accrued general taxes                                                11,173         8,780
  Accrued interest                                                     13,072         7,922
  Purchased gas cost adjustment                                         3,238         2,706
  Other                                                                23,384        17,015
---------------------------------------------------------------------------------------------
    Total Current Liabilities                                         200,198       167,953
---------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred income taxes                                               185,351       189,330
  Customers' advances for construction
    and other deferred credits                                         62,132        63,732
---------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                      247,483       253,062
---------------------------------------------------------------------------------------------
Commitments and Contingencies
---------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                     $1,197,162     1,169,465
---------------------------------------------------------------------------------------------

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------
First Quarter Ended November 30,                                 1995              1994
------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities
  Net income                                                $     8,423       $     7,788
  Depreciation, depletion, and amortization                      13,451            11,853
  Net losses of equity investees                                    207               463
  Deferred income taxes                                            (984)           (1,461)
  Other                                                             (39)              119
  Changes in assets and liabilities                             (22,778)          (29,877)
------------------------------------------------------------------------------------------
        Cash Used in Operating Activities                        (1,720)          (11,115)
------------------------------------------------------------------------------------------
Investing Activities
  Advances to equity investees                                      (98)                -
  Decrease in other investments, net                                233                17
  Capital expenditures, net of salvage                          (11,806)          (30,197)
------------------------------------------------------------------------------------------
        Cash Used in Investing Activities                       (11,671)          (30,180)
------------------------------------------------------------------------------------------
Financing Activities
  Issuance of notes payable, net                                 15,000            50,000
  Payments of debt                                                  (34)                -
  Dividends paid                                                 (7,392)           (7,580)
------------------------------------------------------------------------------------------
        Cash Provided by Financing Activities                     7,574            42,420
------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                              (5,817)            1,125
Cash and Cash Equivalents at
  Beginning of Year                                              12,461             4,545
------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                               $     6,644       $     5,670
==========================================================================================

See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the first quarter ended November 30, 1995, are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1995.

RECLASSIFICATION. Certain amounts in the November 1994 consolidated condensed financial statements have been reclassified to conform with the November 1995 presentation.

(B) REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization, outstanding at November 30, 1995, and August 31, 1995.

    --------------------------------------------------------------------------------------
                                                             NOVEMBER 30,       August 31,
                                                                 1995              1995
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Recoupable take-or-pay settlements                      $   105,070       $   106,122
    Pension costs                                                37,559            40,302
    Postretirement costs other than pensions                      9,529            10,603
    Postemployment benefit costs                                  2,975             2,975
    Income tax rate changes                                       8,752             8,887
    --------------------------------------------------------------------------------------
      Regulatory Assets, Net                                $   163,885       $   168,889
    ======================================================================================

(C) INVESTMENTS

Through a subsidiary, the Company is a 25 percent partner in a natural gas transmission system, Red River Pipeline (Red River), which operates in Texas. It is the Company's intent to withdraw from the partnership during this fiscal year.

(D)  SUPPLEMENTAL CASH FLOW INFORMATION

The following table is supplemental information relative to the Company's cash flows for the first quarter ended November 30, 1995 and 1994.

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Cash Paid During the Period:
      Interest (including amount capitalized)               $     4,521       $    13,782
      Income taxes                                          $     2,523       $         1
    Noncash Transactions:
      Gas received as payment in kind                       $       745       $    24,055
      Common stock issued under
        Dividend Reinvestment Program                       $       551       $         -
    --------------------------------------------------------------------------------------

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

CONSOLIDATED OPERATIONS

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Distribution and transmission                           $     6,291       $     7,600
    Exploration and production                                      246              (341)
    Gas processing                                                1,786               883
    Gas marketing                                                   502               (40)
    Other operations                                               (402)             (314)
    --------------------------------------------------------------------------------------
      Net income                                            $     8,423       $     7,788
    ======================================================================================


                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates consolidated earnings per share for the first quarter ended November 30, 1994 and 1995 of $.29 and $.31 respectively.

Consolidated earnings improved as a result of enhanced Energy Companies' operations from increased volumes and margins which were partially offset by a decline in the distribution and transmission segment's pipeline capacity lease margins.

DISTRIBUTION AND TRANSMISSION

ONEOK's distribution and transmission segment is primarily involved in natural gas services to commercial, residential, and large industrial customers and is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC).

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995                1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Gas sales                                               $    92,203       $   101,386
    Cost of gas                                                  42,054            65,016
    --------------------------------------------------------------------------------------
      Gross margins on gas sales                                 50,149            36,370
    Pipeline capacity lease margins and
      transportation                                              9,238            23,125
    Other revenues                                                3,785             1,537
    --------------------------------------------------------------------------------------
      Net revenues                                               63,172            61,032
    Operating expenses                                           43,511            39,113
    Maintenance                                                   1,379             1,205
    Income taxes                                                  3,928             4,717
    --------------------------------------------------------------------------------------
      Operating income                                           14,354            15,997
    Interest expense                                              8,063             8,397
    --------------------------------------------------------------------------------------
      Net income                                            $     6,291       $     7,600
    ======================================================================================


                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                   [GRAPH]
This graph illustrates distribution and transmission's earnings per share for the first quarter ended November 30, 1994 and 1995 of $.28 and $.23 respectively.

Gross margins increased during the first quarter of 1996 primarily as a result of increases in the base revenue provided by rate orders granted in November 1994 and June 1995.

Pipeline capacity lease (PCL) margins are affected by through-put, spot-market gas prices, and the conversion rate for gas received as payment-in-kind (PIK). In recent years, the Company has been under increased competitive pressure to reduce costs to its large industrial customers. In response to this demand, the Company requested and received approval from the OCC to restructure its rates for all customer classes. The June 1995 rate order had the effect of reducing PCL margins through lower rates and limiting the PIK gas conversion rate in order to preserve the Company's competitive position in this area. The resulting reduction in PCL margins was partially offset by increased revenue from the core customers under a tariff rider. PCL margins were significantly higher for the quarter ending November 30, 1994 as a result of favorable conversion rates for PIK gas received.

Prior to the latest rate orders, the Company was deferring a significant portion of its net periodic pension and postretirement benefit costs pending regulatory approval allowing recovery of these costs. The OCC approved recovery of these costs on an accrual basis and provided for the recovery of these previously deferred costs. The increase in operating expenses in the first quarter of 1996 is mainly the result of recognizing these expenses.

EXPLORATION AND PRODUCTION

ONEOK's exploration and production segment is engaged in the acquisition, exploration, and production of crude oil, natural gas, and related liquid products.

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Revenues                                                $     6,050       $     5,422
    Operating expenses                                            5,109             5,529
    Income taxes                                                    155              (215)
    --------------------------------------------------------------------------------------
      Operating income                                              786               108
    Interest expense                                                540               449
    --------------------------------------------------------------------------------------
      Net income (loss)                                     $       246       $      (341)
    ======================================================================================

                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates exploration and production's earnings per share for the first quarter ended November 30, 1994 and 1995 of $(.01) and $.01 respectively.


                                 OIL PRODUCTION
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates oil production for the exploration and production segment for the first quarter ended November 30, 1994 and 1995 of 106,147 barrels and 137,958 respectively, and related prices of $15.78 per barrel and $16.50 per barrel for the same time periods.


                                 GAS PRODUCTION
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates gas production for the exploration and production segment for the first quarter ended November 30, 1994 and 1995 of 2,161 Mmcf and 2,151 Mmcf respectively, and related prices of $1.54 per Mcf and $1.40 per Mcf for the same time periods.


                               LIQUIDS PRODUCTION
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates liquids production for the exploration and production segment for the first quarter ended November 30, 1994 and 1995 of 1,205 Mgal and 2,375 Mgal respectively, and related prices of $.24 per gallon and $.27 per gallon for the same time periods.


Revenues for the 1996 first quarter increased due to higher crude oil and liquid production and related prices. The increases were offset by lower natural gas production and market prices.

Operating expenses decreased due to reduced dry hole costs and other operating expenses.

GAS PROCESSING

ONEOK Products Company extracts and sells natural gas liquids and buys and sells natural gas.

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Gas sales                                               $     2,119       $     6,753
    Cost of gas                                                   1,281             6,486
    --------------------------------------------------------------------------------------
      Gross margins on gas sales                                    838               267
    Liquids, residue, and other revenues                         14,607            16,902
    --------------------------------------------------------------------------------------
      Net revenues                                               15,445            17,169
    Operating expenses                                           11,882            14,938
    Maintenance                                                     438               552
    Income taxes                                                  1,127               557
    --------------------------------------------------------------------------------------
      Operating income                                            1,998             1,122
    Interest expense                                                212               239
    --------------------------------------------------------------------------------------
      Net income                                            $     1,786       $       883
    ======================================================================================

                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates gas processing's earnings per share for the first quarter ended November 30, 1994 and 1995 of $.03 and $.07 respectively.


                                   GAS SALES
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates gas sales for the gas processing segment for the first quarter ended November 30, 1994 and 1995 of 4,175 Mmcf and 638 Mmcf respectively, and related prices of $1.62 per Mcf and $3.32 per Mcf for the same time periods.


                                 LIQUIDS SALES
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates liquid sales for the gas processing segment for the first quarter ended November 30, 1994 and 1995 of 52,876 gallons and 44,933 gallons respectively, and related prices of $.27 per gallon and $.27 per gallon for the same time periods.


                               RESIDUE GAS SALES
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates residue gas sales for the gas processing segment for the first quarter ended November 30, 1994 and 1995 of 1,877 Mmcf and 1,809 Mmcf respectively, and related prices of $1.48 per Mcf and $1.43 per Mcf for the same time periods.


Gas sales are significantly lower in the first quarter of 1996 as compared to the first quarter of 1995 due to the expiration of a large spot-market priced delivery contract in the current year.

Lower liquids and residue gas volumes are attributable to the sale of one of the Company's processing plants in August 1995. Sales prices for liquids were comparable, in the aggregate.

Reductions in operating expenses are the result of reduced shrinkage and fuel costs.

GAS MARKETING

ONEOK Gas Marketing Company buys and sells natural gas on the open market.

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Revenues                                                $   115,820       $    26,753
    Cost of gas                                                 113,906            26,544
    --------------------------------------------------------------------------------------
      Gross margins                                               1,914               209
    Operating expenses                                            1,011               241
    Income taxes                                                    317               (25)
    --------------------------------------------------------------------------------------
      Operating income (loss)                                       586                (7)
    Interest expense                                                 84                33
    --------------------------------------------------------------------------------------
      Net income (loss)                                     $       502       $       (40)
    ======================================================================================

                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates gas marketing's earnings per share for the first quarter ended November 30, 1994 and 1995 of $.00 and $.02 respectively.


In October 1992, the Company entered the gas marketing business by acquiring a 50 percent interest in an entity established in that line of business. The results of operations attributable to the 50 percent interest are included in operating expenses for the quarter ended November 30, 1994. In February 1995, the Company acquired the remaining interest in the entity.

Changes initiated in the fourth quarter of fiscal 1995 contributed to the increase in average volumes from approximately 790,561 Mcf per day for that quarter to approximately 879,314 Mcf per day in the first quarter of fiscal 1996. The overall improvement in the gross margin is attributable to weather related demand and seasonal storage injections which contributed to increases in the weighted average sales price of gas. Revenues in the first quarter of fiscal 1994 reflects only minimal trading volume with an affiliate.

OTHER OPERATIONS

Other operations include the Company's leasing and parking and corporate operations.

ONEOK Leasing Company and ONEOK Parking Company operate the headquarters office building and a parking garage in downtown Tulsa, leasing space in excess of the Company's requirements in the Tulsa commercial market. The Company has an outstanding tender offer made in an attempt to ultimately acquire ownership of the building. Leasing and parking revenues have remained relatively stable between periods.

                                   NET INCOME

    --------------------------------------------------------------------------------------
    FIRST QUARTER ENDED NOVEMBER 30,                             1995              1994
    --------------------------------------------------------------------------------------
    (Thousands of Dollars)
    Revenues                                                 $    2,296       $     2,236
    Operating expenses                                            2,726             2,584
    Maintenance                                                       4                 -
    Income taxes                                                   (250)             (199)
    --------------------------------------------------------------------------------------
      Operating income (loss)                                      (184)             (149)
    Interest expense                                                218               165
    --------------------------------------------------------------------------------------
      Net income (loss)                                     $      (402)      $      (314)
    ======================================================================================

                               EARNINGS PER SHARE
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates other operation's earnings per share for the first quarter ended November 30, 1994 and 1995 of $(.01) and $(.02) respectively.

FINANCIAL FLEXIBILITY AND LIQUIDITY

With the current mix and relative sizes of ONEOK's business segments, the Company's goals are to achieve an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At November 30, 1995, the equity component was 48 percent, an improvement from 44 percent at November 30, 1994. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long-term debt represents 47 percent of total capital at November 30, 1995.

                                SOURCES OF CASH

    ----------------------------------------------------------------------
                                                             (ESTIMATED)
                                                                 1996
    ----------------------------------------------------------------------
    (Millions of Dollars)
    Operating activities                                    $      99.9
    Short-term debt                                                   -
    Long-term debt                                                    -
    Other                                                             -
    ----------------------------------------------------------------------
      Total sources of cash                                  $     99.9
    ======================================================================

Cash provided by operating activities is projected to remain strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company accesses funds through a short-term credit agreement and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 improved as a result of working capital changes, recovery of regulatory assets, and improvement in consolidated earnings.

INVESTING CASH FLOWS

Capital expenditures for the 1996 first quarter compared with last year's first quarter are as follows.

                              CAPITAL EXPENDITURES
                        FIRST QUARTER ENDED NOVEMBER 30

                                    [GRAPH]
This graph illustrates capital expenditures for the first quarter ended November 30, 1994 and 1995 of $31.8 and $15.6 respectively.

-----------------------------------------------------
                                     1994       1995
-----------------------------------------------------
Distribution and Transmission       $12.8      $11.0
-----------------------------------------------------
Exploration and Production           18.5        0.6
-----------------------------------------------------
Gas Processing                        0.4        3.6
-----------------------------------------------------
Gas Marketing                         0.0        0.1
-----------------------------------------------------
Other                                 0.1        0.3
-----------------------------------------------------


Last year's capital expenditures for the exploration and production segment included approximately $17.6 million for an acquisition of Louisiana properties.

FINANCING CASH FLOW

At November 30, 1995, $364 million of long-term debt was outstanding. As of that date, the Company could have issued approximately $263 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, if certain events occur, such as significant acquisitions, additional debt or equity financing may be required.

LIQUIDITY

The distribution and transmission segment continues to face competitive pressure to serve the substantial market represented by its large industrial customers. The loss of a substantial portion of its industrial load, without recoupment of the revenues from that loss, would have a materially adverse effect on the Company's financial condition. The Company has successfully competed in large part with such innovative methods as its Pipeline Capacity Lease Program, Special Industrial Sales Program, and Payment-in-Kind Program. These programs were all designed to provide competitive alternatives for Oklahoma industry. Rate restructuring achieved in the June 1995 rate order further reduced the Company's risk in serving its large industrial customers.

The Company's position improved significantly as a result of regulatory actions in the previous three years. On January 6, 1994, the Oklahoma Corporation Commission approved recovery of deferred take-or-pay costs. On November 22, 1994, the OCC made permanent and increased an interim rate increase and approved amortization of deferred pension costs. On June 19, 1995, the OCC authorized a general rate increase, restructured large industrial customer rates by shifting costs to the Company's core customers, changed gas purchasing practices with a net reduced cost to those core customers, initiated a temperature adjustment clause, approved funding of Other Postretirement Benefit costs in the rates, and approved recovery of additional deferred costs.

OTHER

PRICE RISK MANAGEMENT.   Commodity futures contracts and swaps are periodically
used in the exploration and production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas. The Company's exploration and production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At November 30, 1995, the net deferred loss on these contracts was approximately $872 thousand.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court, Oklahoma County. The plaintiffs have filed a motion to set aside the stay which has been set for hearing on January 26, 1996.

LARUE V. ONEOK INC., No. CJ-95-6324, District Court, Oklahoma County, now Case No. CIV-95-1556C, U.S. District Court for the Western District of Oklahoma. On October 30, 1995, the Plaintiff in the state action (LaRue) filed a motion to remand the case back to the state court. Briefs have been filed but no decision has been made. The case is in the discovery stage. The companion Federal case (ONEOK v. LaRue) is also in the discovery stage.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR EXAMINATION OF STANDBY SERVICE, Cause CD No. 598, Oklahoma Corporation Commission. On November 30, 1995, Terra Resources filed a motion to move the hearing from the Administrative Law Judge (ALJ) to the Commission En Banc. The motion was argued before the ALJ on December 7, 1995, and was denied. The Commission on its own motion has ordered that the matter be heard before the Commission En Banc on February 21 through 23, 1996.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS, AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN CUSTOMER'S PROPERTY OR CURB LINES, AND SUCH CUSTOMERS' POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95-000223, Oklahoma Corporation Commission. On November 20, 1995, Fent filed for a Writ of Prohibition with the Oklahoma Supreme Court to prevent the Commission from proceeding with the Application. On November 29, 1995, Fent filed a Motion to Stay the Commission Proceedings until after the Oklahoma Supreme Court rules on his Writ of Prohibition. The hearing on the Writ of Prohibition was heard on December 28, 1995 before a referee. The hearing on the Application before the Commission is still set for January 10, 1996.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of January, 1996.

                          ONEOK Inc.
                          Registrant

                          By: J. D. NEAL
                             -----------------------------------
                             J. D. Neal
                             Vice President, Chief Financial Officer,
                             and Treasurer (Principal Financial and
                             Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule