Form 10-Q
period 1996-02-29
ONEOK INC
filed 1996-04-03
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934 for the quarterly period ended February 29, 1996.


                                       OR


 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_________to __________


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

On February 29, 1996, the Company had 27,154,347 shares of common stock outstanding.

                                   ONEOK INC.
                         QUARTERLY REPORT ON FORM 10-Q


PART I -  FINANCIAL INFORMATION                                       PAGE NO.

          Consolidated Condensed Statements of Income -                3
             Three and Six Months Ended February 29, 1996 and

          Consolidated Condensed Balance Sheets -                      4 - 5
             February 29, 1996, and August 31, 1995

          Consolidated Condensed Statements of Cash Flows -            6
             Six Months Ended February 29, 1996 and
             February 28, 1995

          Notes to Consolidated Condensed Financial Statements         7

          Management's Discussion and Analysis of                      8 - 16
             Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                           16 - 18

                         PART I - FINANCIAL INFORMATION

                         ONEOK INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                Six Months Ended
                                               FEBRUARY 29,     February 28,     FEBRUARY 29,   February 28,
                                                    1996            1995             1996            1995
- ------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues
 Distribution and transmission                  $  227,539     $  244,687        $  332,397     $  370,712
 Exploration and production                          4,846          6,601             9,736         11,752
 Gas processing                                     22,376         32,381            36,523         56,036
 Gas marketing                                     208,978          2,128           322,578         12,310
 Other                                               1,001            703             1,966          1,470
- ------------------------------------------------------------------------------------------------------------
   Total Operating Revenues                        464,740        286,500           703,200        452,280
- ------------------------------------------------------------------------------------------------------------

Operating Expenses
 Cost of gas                                       323,814        163,033           475,096        244,446
 Operations                                         48,526         47,333            92,842         91,291
 Maintenance                                         1,913          1,782             3,734          3,539
 Depreciation, depletion, and amortization          13,176         12,857            26,627         24,707
 General taxes                                       5,804          5,558            10,579         10,453
 Income taxes                                       23,840         17,810            29,116         22,645
- ------------------------------------------------------------------------------------------------------------
   Total Operating Expenses                        417,073        248,373           637,994        397,081
- ------------------------------------------------------------------------------------------------------------
Operating Income                                    47,667         38,127            65,206         55,199
Interest                                             9,124          9,840            18,240         19,124
- ------------------------------------------------------------------------------------------------------------
Net Income                                          38,543         28,287            46,966         36,075
Preferred Stock Dividends                              107            107               214            214
- ------------------------------------------------------------------------------------------------------------
   Income Available for Common Stock            $   38,436     $   28,180        $   46,752     $   35,861
============================================================================================================
Earnings Per Share of Common Stock                   $1.42          $1.05             $1.73          $1.34
============================================================================================================
Dividends Per Share of Common Stock                   $.29           $.28              $.58           $.56
============================================================================================================
Average Shares of Common Stock
   Outstanding (Thousands)                          27,100         26,712            27,062         26,701
============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                         ONEOK INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 29,     August 31,
                                                                                 1996             1995
- ------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Assets
 Property                                                                      $1,294,740      $1,275,743
 Accumulated depreciation, depletion, and amortization                            521,000         509,833
- ------------------------------------------------------------------------------------------------------------
   Net Property                                                                   773,740         765,910
- ------------------------------------------------------------------------------------------------------------
Current Assets
 Cash and cash equivalents                                                          3,410          12,499
 Accounts receivable                                                              208,958          81,768
 Inventories                                                                       53,322          82,123
 Other current assets                                                              24,976          18,760
- ------------------------------------------------------------------------------------------------------------
   Total Current Assets                                                           290,666         195,150
- ------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets
- ------------------------------------------------------------------------------------------------------------
 Regulatory assets, net                                                           160,857         168,889
 Other                                                                             34,254          39,516
- ------------------------------------------------------------------------------------------------------------
   Total Deferred Charges and Other Assets                                        195,111         208,405
- ------------------------------------------------------------------------------------------------------------
   Total Assets                                                                $1,259,517      $1,169,465
============================================================================================================

See accompanying notes to consolidated condensed financial statements.

                         ONEOK INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------
                                                                             FEBRUARY 29,     August 31,
                                                                                 1996             1995
- ------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Liabilities and Shareholders' Equity
Common Shareholders' Equity
 Common stock without par value: authorized 60,000,000
   shares; issued and outstanding 27,154,347 shares at
   February 29, 1996 and 27,020,004 shares at August 31, 1995                    $204,422        $201,404
Retained earnings                                                                 218,281         187,225
- ------------------------------------------------------------------------------------------------------------
   Total Common Shareholders' Equity                                              422,703         388,629
Preferred stock: authorized 340,000 shares; issued and
 outstanding 180,000 shares at February 29, 1996, and
 August 31, 1995; $50 par and involuntary liquidation value;
 $53 voluntary liquidation value; Series A, 4 3/4% (cumulative);                    9,000           9,000
- ------------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                     431,703         397,629
- ------------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    350,821         350,821
- ------------------------------------------------------------------------------------------------------------
Current Liabilities
 Current portion, long-term debt                                                   13,284          13,325
 Notes payable                                                                     50,000          55,000
 Accounts payable                                                                 111,121          58,174
 Accrued income taxes                                                              27,346           5,031
 Accrued general taxes                                                              5,411           8,780
 Accrued interest                                                                   7,851           7,922
 Purchased gas cost adjustment                                                      -               2,706
 Other                                                                             12,323          17,015
- ------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                      227,336         167,953
- ------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
 Deferred income taxes                                                            187,966         189,330
 Customers' advances for construction
   and other deferred credits                                                      61,691          63,732
- ------------------------------------------------------------------------------------------------------------
   Total Deferred Credits and Other Liabilities                                   249,657         253,062
- ------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
- ------------------------------------------------------------------------------------------------------------
   Total Liabilities and Shareholders' Equity                                  $1,259,517      $1,169,465
============================================================================================================

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

- ------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                             FEBRUARY 29,    February 28,
                                                                                 1996             1995
- ------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities
 Net income                                                                 $   46,966          $  36,075
 Depreciation, depletion, and amortization                                      26,627             24,707
 Net losses of equity investees                                                  1,290                746
 Deferred income taxes                                                           2,604             (2,886)
 Changes in assets and liabilities                                             (46,580)           (13,420)
- ------------------------------------------------------------------------------------------------------------
   Cash Provided by Operating Activities                                        30,907             45,222
- ------------------------------------------------------------------------------------------------------------
Investing Activities
 Changes in other investments, net                                              (2,231)               337
 Capital expenditures, net of salvage                                          (19,832)           (44,964)
- ------------------------------------------------------------------------------------------------------------
   Cash Used in Investing Activities                                           (22,063)           (44,627)
- ------------------------------------------------------------------------------------------------------------
Financing Activities
 Issuance (payment) of notes payable, net                                       (5,000)            25,000
 Payments of debt                                                                  (41)               (48)
 Issuance of common stock                                                        1,144               -
 Dividends paid                                                                (14,036)           (15,159)
- ------------------------------------------------------------------------------------------------------------
   Cash Provided by (Used in) Financing Activities                             (17,933)             9,793
- ------------------------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                                             (9,089)            10,388
Cash and Cash Equivalents at
 Beginning of Year                                                              12,499              4,545
- ------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
 End of Year                                                                $    3,410          $  14,933
============================================================================================================

See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended February 29, 1996, are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1995.

RECLASSIFICATION. Certain amounts in the February 1995 consolidated condensed financial statements have been reclassified to conform with the February 1996 presentation.

(B) REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization, outstanding at February 29, 1996, and August 31, 1995.

- ----------------------------------------------------------------------
                                          FEBRUARY 29,   August 31,
                                              1996           1995
- ----------------------------------------------------------------------
  (Thousands of Dollars)
  Recoupable take-or-pay settlements      $  102,554     $ 106,122
  Pension costs                               35,516        40,302
  Postretirement costs other than pensions     9,661        10,603
  Postemployment benefit costs                 2,975         2,975
  Income tax rate changes                      8,620         8,887
  Unamortized gas storage costs                1,531             -
- ----------------------------------------------------------------------
     Regulatory Assets, Net               $  160,857     $ 168,889
- ----------------------------------------------------------------------

(C) INVESTMENTS

Through its subsidiary, TransTex Pipeline Company (TransTex), the Company owned a 25 percent limited partner interest in Red River Pipeline (Red River). Effective January 1, 1996, TransTex withdrew as a limited partner and received as a distribution a portion of the assets of the partnership. Such assets were then leased back to Red River under a long-term lease.

(D) SUPPLEMENTAL CASH FLOW INFORMATION

The following table is supplemental information relative to the Company's cash flows for the six months ended February 29, 1996 and February 28, 1995.

- ----------------------------------------------------------------------
                                        FEBRUARY 29,   February 28,
                                            1996            1995
- ----------------------------------------------------------------------
  (Thousands of Dollars)
  Cash Paid During the Period
   Interest                              $  23,310       $ 18,231
   Income taxes                              8,132         12,482
  Noncash Transactions:
   Gas received as payment in kind           1,698         52,130
   Common stock issued under
     Dividend Reinvestment Program           1,874              -
   Issuance of common stock                      -          5,836
   Distribution of net assets from
     partnership                            14,625              -
- ----------------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

ONEOK Inc. provides natural gas energy and related products and services to its customers. One of the Company's divisions, Oklahoma Natural Gas, provides natural gas distribution and transmission for about 75 percent of Oklahoma.
The Energy Companies of ONEOK are involved In the exploration, production, processing, and marketing of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

                                   NET INCOME

- ------------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                    FEB. 29,      Feb. 28,    FEB. 29,   Feb. 28,
                                      1996          1995        1996       1995
- ------------------------------------------------------------------------------------
  (Thousands of Dollars)
  Distribution and transmission   $  32,750     $  27,011    $  39,041  $  34,611
  Exploration and production            811           335        1,057         (6)
  Gas processing                      2,565         1,485        4,351      2,368
  Gas marketing                       2,443          (289)       2,945       (329)
  Other operations                      (26)         (255)        (428)      (569)
- ------------------------------------------------------------------------------------
  Net income                      $  38,543     $  28,287    $  46,966  $  36,075
- ------------------------------------------------------------------------------------

                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

                        This graph illustrates consolidated earnings per share for three months ended February
                        28, 1995 and February 29, 1996 of $1.05 and
                        $1.42 respectively.

                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                   [GRAPH]

                        This graph illustrates consolidated earnings per share for six months ended February 28, 1995 and February 29, 1996 of $1.34 and $1.73
                        respectively.

DISTRIBUTION AND TRANSMISSION

ONEOK's distribution and transmission segment is primarily involved in natural gas services to commercial, residential, and large industrial customers and is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC).

                                   NET INCOME

- -------------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                    FEB. 29,     Feb. 28,     FEB. 29,    Feb. 28,
                                      1996         1995         1996        1995
- -------------------------------------------------------------------------------------
  (Thousands of Dollars)
  Gas sales                      $  214,533   $   212,026    $  306,736 $  313,412
  Cost of gas                       119,466       147,300       161,520    212,316
- -------------------------------------------------------------------------------------
  Gross margins on gas sales         95,067        64,726       145,216    101,096
  Pipeline capacity lease
   margins and transporation         12,434        29,690        21,672     52,815
  Other revenues                      1,356         3,279         5,141      4,816
- -------------------------------------------------------------------------------------
   Net revenues                     108,857        97,695       172,029    158,727
  Operating expenses                 45,990        43,693        89,501     82,806
  Maintenance                         1,504         1,274         2,883      2,479
  Income taxes                       20,593        17,006        24,521     21,723
- -------------------------------------------------------------------------------------
  Operating income                   40,770        35,722        55,124     51,719
  Interest expense                    8,020         8,711        16,083     17,108
- -------------------------------------------------------------------------------------
   Net income                    $   32,750   $    27,011    $   39,041 $   34,611
- -------------------------------------------------------------------------------------

                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates distribution and transmission's earnings per share for the three months ended February 28, 1995 and February 29, 1996 of $1.00 and $1.21 respectively.


                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates distribution and transmission's earnings per share for the six months ended February 28, 1995 and February 29, 1996 of $1.28 and $1.44 respectively.


Gross margins increased primarily due to an increase in the number of customers and the impact of rate orders granted in November 1994 and June 1995. These rate orders included temperature normalization, a pipeline capacity lease
(PCL)tariff rider and general rate increases. The June 1995 rate order granted temperature normalization during the heating season which extends from November through April.

The decline in PCL revenues is largely offset by a tariff rider added as a result of rate restructuring in June 1995.

The increase in operating expenses reflects the inclusion of current net periodic pension and postretirement benefit costs as well as the amortization of such previously deferred costs.

EXPLORATION AND PRODUCTION

ONEOK's exploration and production segment is engaged in the acquisition, exploration, and production of crude oil, natural gas, and related liquid products. The present strategy is to concentrate oil and gas operations in Oklahoma through the acquisition of oil and gas properties in Oklahoma and the disposal of properties located outside of Oklahoma.

                                   NET INCOME

- -----------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                    FEB. 29,      Feb. 28,    FEB. 29,   Feb. 28,
                                     1996           1995       1996         1995
- -----------------------------------------------------------------------------------
  (Thousands of Dollars)
 Revenues                          $  6,646     $  6,812     $  12,696  $  12,234
 Operating expenses                   4,839        5,698         9,948     11,227
 Income taxes                           512          211           667         (4)
- -----------------------------------------------------------------------------------
 Operating income                     1,295          903         2,081      1,011
 Interest expense                       484          568         1,024      1,017
- -----------------------------------------------------------------------------------
 Net income (loss)                 $    811     $    335     $   1,057  $      (6)
===================================================================================



                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates exploration and production's earnings per share for the three months ended February 28, 1995 and February 29, 1996 of $.01 and $.03 respectively.

                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                   [GRAPH]

             This graph illustrates exploration and production's earnings per share for the six months ended February 28, 1995 and February 29, 1996 of $.00 and $.04 respectively.

                                GAS PRODUCTION
                          SIX MONTHS ENDED FEBRUARY
                                   [GRAPH]

             This graph illustrates gas production for the exploration and production segment for the six months ended February 28, 1995 and February 29, 1996 of 4,652 Mmcf and 4,121 Mmcf respectively, and related prices of $1.58 per Mcf and $1.63 per Mcf for the same time periods.

                              LIQUIDS PRODUCTION
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates liquids production for the exploration and production segment for the six months ended February 28, 1995 and February 29, 1996 of 4,102 Mgal. and 4,620 Mgal. respectively, and related prices of $.27 per gallon and $.27 per gallon for the same time periods.

Revenues for the six months ended February 29, 1996 increased slightly due to higher crude oil and liquid production and related prices. The increases were offset by lower natural gas production.

Operating expenses decreased due to reduced dry hole costs and other operating expenses.

                                OIL PRODUCTION
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates oil production for the exploration and production segment for the six months ended February 28, 1995 and February 29, 1996 of 215,508 barrels and 271,906 barrels respectively, and related prices of $15.75 per barrel and $17.00 per barrel for the same time periods.


GAS PROCESSING

ONEOK Products Company extracts and sells natural gas liquids and buys and sells natural gas.

                                   NET INCOME

- -----------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                   FEB. 29,      Feb. 28,    FEB. 29,    Feb. 28,
                                     1996           1995       1996         1995
- -----------------------------------------------------------------------------------
  (Thousands of Dollars)
 Gas sales                         $  8,292     $ 15,641     $  10,411  $  22,394
 Cost of gas                          5,650       13,551         6,931     20,037
- -----------------------------------------------------------------------------------
   Gross margins on gas sales         2,642        2,090         3,480      2,357
 Liquids, residue,
   and other revenues                17,406       16,740        32,013     33,642
- -----------------------------------------------------------------------------------
   Net revenues                      20,048       18,830        35,493     35,999
 Operating expenses                  15,243       15,641        27,125     30,579
 Maintenance                            402          508           840      1,060
 Income taxes                         1,618          937         2,745      1,494
- -----------------------------------------------------------------------------------
 Operating income                     2,785        1,744         4,783      2,866
 Interest expense                       220          259           432        498
 Net income                       $   2,565     $  1,485     $   4,351  $   2,368
===================================================================================

                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates gas processing's earnings per share for the three months ended February 28, 1995 and February 29, 1996 of $.06 and $.09 respectively.

                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates gas processing's earnings per share for the six months ended February 28, 1995 and February 29, 1996 of $.09 and $.16 respectively.

                                  GAS SALES
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

         This graph illustrates gas sales for the gas processing segment for the six months ended February 28, 1995 and February 29, 1996 of 11,186 Mmcf and 3,324 Mmcf respectively, and related prices of $2.00 per Mcf and $3.13 per Mcf for the same time periods.


                                 LIQUID SALES
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates liquid sales for the gas processing segment for the six months ended February 28, 1995 and February 29, 1996 of 103,252 Mgal and 94,509 Mgal respectively, and related prices of $.27 per gallon and $.28 per gallon for the same time periods.


                              RESIDUE GAS SALES
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates residue gas sales for the gas processing segment for the six months ended February 28, 1995 and February 29, 1996 of 3,723 Mmcf and 3,575 Mmcf respectively, and related prices of $1.54 per Mcf and $1.65 per Mcf for the same time periods.

Gas sales are significantly lower in 1996 as compared to 1995 due to the expiration of a large spot-market priced delivery contract in the current year.

Lower liquids and residue gas volumes for the six months ended February 29, 1996 are attributable to the sale of one of the Company's processing plants in August 1995. Sales prices for liquids were relatively unchanged.

Reductions in operating expenses are the result of reduced shrinkage and fuel costs.

GAS MARKETING

ONEOK Gas Marketing Company buys and sells natural gas on the open market.

                                   NET INCOME

- -----------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                     FEB. 29,     Feb. 28,     FEB. 29,    Feb. 28,
                                       1996         1995         1996        1995
- -----------------------------------------------------------------------------------
  (Thousands of Dollars)
 Revenues                         $  216,279    $  22,949    $  332,099 $   49,702
 Cost of gas                         211,121       23,013       325,027     49,557
- -----------------------------------------------------------------------------------
   Gross margins                       5,158          (64)        7,072        145
 Operating expenses                    1,015          311         2,026        552
 Income taxes                          1,540         (183)        1,857       (208)
- -----------------------------------------------------------------------------------
 Operating income (loss)               2,603         (192)        3,189       (199)
 Interest expense                        160           97           244        130
- -----------------------------------------------------------------------------------
   Net income (loss)              $    2,443    $    (289)   $    2,945 $     (329)
===================================================================================

                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates gas marketing's earnings per share for the three months ended February 28, 1995 and February 29, 1996 of $(.01) and $.09 respectively.

                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates gas marketing's earnings per share for the six months ended February 28, 1995 and February 29, 1996 of $(.01) and $.11 respectively.

In October 1992, the Company entered the gas marketing business by acquiring a 50 percent interest in a joint venture with an entity established in that line
of business.   In February 1995, the Company acquired the remaining interest in the joint venture. The operating results attributable to the joint venture were included in operating expenses through February 1995.

Average volumes increased from approximately 790,561 Mcf per day in the fourth quarter of 1995 to approximately 882,268 Mcf per day in fiscal 1996. The overall improvement in the gross margin is attributable to weather related demand which contributed to increases in the weighted average sales price of gas. Revenues for the six months ended Feburary 28, 1995 reflect minimal trading volume with an affiliate.

OTHER OPERATIONS

Other operations include the Company's leasing and parking and corporate operations.

                                   NET INCOME


- -----------------------------------------------------------------------------------
                                     Three Months Ended         Six Months Ended
                                    FEB. 29,     Feb. 28,     FEB. 29,    Feb. 28,
                                      1996         1995         1996        1995
- -----------------------------------------------------------------------------------
  (Thousands of Dollars)
 Revenues                           $ 2,327      $ 2,313      $  4,623    $ 4,549
 Operating expenses                   2,531        2,523         5,257      5,107
 Maintenance                              7            -            11          -
 Income taxes                          (423)        (160)         (673)      (359)
- -----------------------------------------------------------------------------------
 Operating income (loss)                212          (50)           28       (199)
 Interest expense                       238          205           456        370
- -----------------------------------------------------------------------------------
   Net (loss)                       $   (26)     $  (255)     $   (428)   $  (569)
===================================================================================

                              EARNINGS PER SHARE
                         THREE MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates other operations' earnings per share for the three months ended February 28, 1995 and February 29, 1996 of $(.01) and $.00 respectively.

                              EARNINGS PER SHARE
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates other operations' earnings per share for the six months ended February 28, 1995 and February 29, 1996 of $(.02) and $(.02) respectively.

ONEOK Leasing Company and ONEOK Parking Company operate the headquarters office building and a parking garage in downtown Tulsa. The Company leases space in excess of its requirements. The Company has an outstanding tender offer which has been extended to April 30, 1996 made in an attempt to ultimately acquire ownership of the building. Leasing and parking revenues have remained relatively stable between periods.

FINANCIAL FLEXIBILITY AND LIQUIDITY

With the current mix and relative sizes of ONEOK's business segments, the Company's goals are to achieve an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At February 29, 1996, the equity component was 51 percent, an improvement from 47 percent at February 28, 1995. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long- term debt represents 43 percent of total capital at February 29, 1996.

Cash provided by operating activities is projected to remain strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through a short-term credit agreement and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for fiscal 1996 as compared to fiscal 1995 are lower as a result of working capital changes.

INVESTING CASH FLOWS

Capital expenditures for the six months ended February 29, 1996 and February 28, 1995 are as follows.

                             CAPITAL EXPENDITURES
                          SIX MONTHS ENDED FEBRUARY
                                    [GRAPH]

             This graph illustrates capital expenditures for the six months ended February 28, 1995 and February 29, 1996 of $48.8 and $26.8 respectively.


- -------------------------------------------------------------------------
                                              Six Months Ended
                                       February 28,        FEBRUARY 29,
                                           1995                1996
- -------------------------------------------------------------------------
    Distribution and Transmission       $26.9                $21.2
- -------------------------------------------------------------------------
    Exploration and Production           20.3                  1.5
- -------------------------------------------------------------------------
    Gas Processing                        0.9                  4.0
- -------------------------------------------------------------------------
    Gas Marketing                         0.6                  0.1
- -------------------------------------------------------------------------
    Other                                 0.1                  0.0
- -------------------------------------------------------------------------

Capital expenditures for the exploration and production segment included approximately $17.6 million for an acquisition of properties in Louisiana during the six months ended February 28, 1995.

FINANCING CASH FLOW

At February 29, 1996, $364 million of long-term debt was outstanding. As of that date, the Company could have issued approximately $288 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, if certain events occur, such as significant acquisitions, additional debt or equity financing may be required.

LIQUIDITY

The distribution and transmission segment continues to face competitive pressure to serve the substantial market represented by its large industrial customers. The loss of a substantial portion of its industrial load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, rate restructuring achieved in the June 1995 rate order further reduced the Company's risk in serving its large industrial customers.

OTHER

Through its subsidiary, TransTex Pipeline Company (TransTex), the Company owned a 25 percent limited partner interest in Red River Pipeline (Red River). Effective January 1, 1996, TransTex withdrew as a limited partner and received as a distribution a portion of the assets of the partnership. Such assets were then leased back to Red River under a long- term lease.

PRICE RISK MANAGEMENT.   Commodity futures contracts and swaps are periodically
used in the exploration and production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas. The Company's exploration and production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At February 29, 1996, the net deferred loss on these contracts was approximately $1.5 million.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL  PROCEEDINGS

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL.,
No. CJ-88-10148, District Court, Oklahoma County.   The motion to lift the stay
was granted by the Court, enabling the case to proceed with discovery on the issue of whether claims should be certified as a class action and plaintiffs allowed to act as class representatives. The case is now in the discovery stage.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC.,
FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS, AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN CUSTOMER'S PROPERTY OR CURB LINES, AND SUCH CUSTOMER'S POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95-000223, Oklahoma Corporation Commission. On January 8, 1996, the Supreme Court granted a motion to stay the Commission proceedings pending a ruling in the Supreme Court proceeding. A response was filed by the Company to the Supreme Court's request for briefs on whether the category of excepted parties in the Commission proceedings should be broadened to include potential parties in the District Court action (Fent I). On March 6, 1996, the Supreme Court denied the Petition for a Writ of Prohibition, so the proceeding before the Commission will now go forward.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., FOR EXAMINATION OF STANDBY SERVICE, Cause CD No. 598, Oklahoma Corporation Commission. The matter was heard by the Commission en banc on February 21 through 23, 1996. A status hearing is scheduled for March 14, 1996, to determine the status of completion of the transcript. After such completion, the parties will be given the opportunity to file proposed findings of fact and conclusions of law and additional briefs on the legal issues and a date will be set for oral argument.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, ANY OFFICER, AGENT, OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION
ARTICLE 9 SECTIONS 18, 28 AND 34, Cause No. PUD 960000039, Oklahoma Corporation Commission. Commissioner Anthony filed notice in this proceeding that he intends to conduct an inspection of the books and records of public service corporations and examine, under oath, any officer, agent, or employee of such, with information, in order to review the transactions and relationships involving Oklahoma Natural Gas Company, a division of ONEOK Inc. (hereinafter

"ONG") and/or its affiliates; Arkansas Louisiana Gas company, a division of Noram Energy Corp., (hereinafter "ARKLA") and/or its affiliates; Gage Corporation; Creek Systems; Dynamic Energy Resources; or any affiliates of same; or any other jurisdictional entities engaged in transactions or activities with ONG or ARKLA, including data requests, interrogatories and depositions. The Notice was filed after Commissioner Anthony failed to secure an Order from the full Commission authorizing such a course of action. On March 15, 1996, Commissioner Anthony filed a statement relating to the transcript in Case No. CJ-95-1948, LINDA PRICE V. EUGENE LUM, ET AL. (INCLUDING DYNAMIC ENERGY RESOURCES, INC.), DISTRICT COURT, Tulsa County (ONG is not a party). In the statement, he characterized as "shocking" the testimony concerning the Creek Systems/Dynamics transaction and stated it was his constitutional duty as a Commissioner to examine the negotiations and financial transactions involving the matter. The Company will challenge Commissioner Anthony's power, as an individual Commissioner, to start such an investigation. The gas purchase contract resulting from the settlement involving Creek Systems and Dynamics was the subject of audit review during the last two major rate cases and two additional audits by the Commission Staff, the last one in November of 1995.

IN THE MATTER OF A RULEMAKING BY THE OKLAHOMA CORPORATION COMMISSION AMENDING CERTAIN RULES OF PRACTICE, Cause No. RM 960000010, Oklahoma Corporation Commission. (This is a proceeding related to Cause No. PUD 960000039 above). This is a rulemaking proceeding which includes a proposed new rule which would allow a Commissioner acting alone, without authorization of the full Commission, to issue an administrative subpoena duces tecum to a public utility as part of an investigation by a Commissioner (such as is proposed in the Notice under the above-captioned Cause No. PUD 960000039. The proposed rule on issuance of administrative subpoenas was withdrawn prior to the hearing on the proposed rules held on March 27, 1996.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 1996.


                                    ONEOK Inc.
                                    Registrant

                                    By: J. D. NEAL
                                        -------------------------------------
                                        J. D. Neal
                                        Vice President, Chief Financial Officer,
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
