Form 10-Q
period 1996-05-31
ONEOK INC
filed 1996-07-10
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 1996.


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ________



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On May 31, 1996, the Company had 27,218,343 shares of common stock outstanding.

                                   ONEOK INC.
                         QUARTERLY REPORT ON FORM 10-Q





PART I -  FINANCIAL INFORMATION                                        PAGE NO.

          Consolidated Condensed Statements of Income -
            Three and nine months ended May 31, 1996 and 1995             3

          Consolidated Condensed Balance Sheets -
            May 31, 1996 and August 31, 1995                              4

          Consolidated Condensed Statements of Cash Flows -
            Nine months ended May 31, 1996 and 1995                       5

          Notes to Consolidated Condensed Financial Statements          6 - 7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8 - 14

PART II - OTHER INFORMATION                                            15 - 17

                         PART I - FINANCIAL INFORMATION

                          ONEOK INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



- --------------------------------------------------------------------------------------------------
                                                     Three Months Ended         Nine Months Ended
                                                          May 31,                   May 31,
(Thousands of Dollars except per share amounts)       1996       1995           1996       1995
- --------------------------------------------------------------------------------------------------
OPERATING REVENUES
    Regulated                                       $131,396   $144,551       $463,793   $515,263
    Non-regulated                                    158,286    157,726        529,089    239,294
- --------------------------------------------------------------------------------------------------
       Total Operating Revenues                      289,682    302,277        992,882    754,557
- --------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of gas                                      181,400    215,322        656,496    459,768
    Operations                                        48,247     43,561        136,252    132,627
    Maintenance                                        1,834      1,655          5,568      5,194
    Depreciation, depletion, and amortization         24,923     13,328         56,387     40,259
    General taxes                                      5,442      5,158         16,021     15,611
    Income taxes                                       7,746      4,810         36,862     27,456
- --------------------------------------------------------------------------------------------------
       Total Operating Expenses                      269,592    283,834        907,586    680,915
- --------------------------------------------------------------------------------------------------
Operating Income                                      20,090     18,443         85,296     73,642
Interest                                               8,383      9,403         26,623     28,527
- --------------------------------------------------------------------------------------------------
NET INCOME                                            11,707      9,040         58,673     45,115
Preferred Stock Dividends                                107        107            321        321
- --------------------------------------------------------------------------------------------------

       Income Available for Common Stock            $ 11,600   $  8,933       $ 58,352   $ 44,794
==================================================================================================

Earnings Per Share of Common Stock                  $    .42   $    .33       $   2.15   $   1.67
==================================================================================================

Dividends per Share of Common Stock                 $    .30   $    .28       $    .88   $    .84
==================================================================================================

Average Shares of Common Stock
    Outstanding (Thousands)                           27,186     27,020         27,103     26,808
==================================================================================================


See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

- -------------------------------------------------------------------------------------------------------
                                                                                  MAY 31,    August 31,
(Thousands of Dollars)                                                             1996         1995
- --------------------------------------------------------------------------------------------------------
ASSETS

Property                                                                        $1,325,648   $1,275,743
Accumulated depreciation, depletion, and amortization                              532,990      509,833
- --------------------------------------------------------------------------------------------------------
       Net Property                                                                792,658      765,910
- --------------------------------------------------------------------------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                       35,976       12,499
    Accounts receivable                                                            103,261       81,768
    Inventories                                                                     63,881       82,123
    Other current assets                                                            41,595       16,655
- --------------------------------------------------------------------------------------------------------
       Total Current Assets                                                        244,713      193,045
- --------------------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
    Regulatory assets, net                                                         158,008      170,994
    Other                                                                           38,420       39,516
- --------------------------------------------------------------------------------------------------------
       Total Deferred Charges and Other Assets                                     196,428      210,510
- --------------------------------------------------------------------------------------------------------
       Total Assets                                                             $1,233,799   $1,169,465
========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

COMMON SHAREHOLDERS' EQUITY
    Common stock without par value: authorized 60,000,000
       shares; issued and outstanding 27,218,343 shares
       at May 31, 1996 and 27,020,004 shares at
       August 31, 1995                                                          $  205,959   $  201,404
    Retained earnings                                                              221,724      187,225
- --------------------------------------------------------------------------------------------------------
       Total Common Shareholders' Equity                                           427,683      388,629
Preferred stock: $50 par and involuntary liquidation
    value; $53 voluntary liquidation value; Series A
    and B, 4 3/4% (cumulative); authorized 340,000
    shares; issued and outstanding 180,000 shares of
    Series A at May 31, 1996, and August 31, 1995;                                   9,000        9,000
- --------------------------------------------------------------------------------------------------------
       Total Shareholders' Equity                                                  436,683      397,629
- --------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                          336,821      350,821
CURRENT LIABILITIES
    Current portion, long-term debt                                                 15,281       13,325
    Notes payable                                                                   40,000       55,000
    Accounts payable                                                                91,651       58,174
    Accrued income taxes                                                            16,804        5,031
    Accrued general taxes                                                            2,196        8,780
    Accrued interest                                                                12,846        7,922
    Purchased gas cost adjustment                                                     --          2,706
    Other                                                                           13,024       17,015
- --------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                   191,802      167,953
- --------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
    Deferred income taxes                                                          193,702      189,330
    Customers' advances for construction
        and other deferred credits                                                  74,791       63,732
- --------------------------------------------------------------------------------------------------------
       Total Deferred Credits and Other Liabilities                                268,493      253,062
- --------------------------------------------------------------------------------------------------------
Commitments and Contingencies
- --------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity                               $1,233,799   $1,169,465
========================================================================================================

See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



- --------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended
                                                                                        May 31,
(Thousands of Dollars)                                                             1996          1995
- --------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
    Net income                                                                 $   58,673    $   45,115
    Depreciation, depletion, and amortization                                      56,387        40,259
    Net losses of equity investees                                                  1,271           561
    Deferred income taxes                                                            (909)       (7,926)
    Changes in assets and liabilities                                              17,780        28,404
- --------------------------------------------------------------------------------------------------------
       Cash provided by operating activities                                      133,202       106,413
- --------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Changes in other investments, net                                              (1,821)       15,423
    Capital expenditures, net of salvage                                          (61,241)      (61,223)
- --------------------------------------------------------------------------------------------------------
       Cash used in investing activities                                          (63,062)      (45,800)
- --------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Issuance (payment) of notes payable, net                                      (12,044)      (17,674)
    Payments of debt                                                              (15,000)          924
    Issuance of common stock                                                        1,144          --
    Dividends paid                                                                (20,763)      (22,833)
- --------------------------------------------------------------------------------------------------------
       Cash provided by (used in) financing activities                            (46,663)      (39,583)
- --------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                23,477        21,030
Cash and cash equivalents at
    beginning of year                                                              12,499         4,545
- --------------------------------------------------------------------------------------------------------
Cash and cash equivalents at
    end of year                                                                $   35,976    $   25,575
========================================================================================================


See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended May 31, 1996, are not necessarily indicative of the results that may be expected for the year ended August 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1995.

RECLASSIFICATION. Certain amounts in the May 1995 consolidated condensed financial statements have been reclassified to conform with the May 1996 presentation.

(B)  REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization.

     -------------------------------------------------------------------
                                                      MAY 31,  August 31,
     (Thousands of Dollars)                            1996       1995
     -------------------------------------------------------------------
     Recoupable take-or-pay settlements              $101,307   $106,122
     Pension costs                                     34,471     40,302
     Postretirement costs other than pensions           9,523     10,603
     Postemployment benefit costs                       2,975      2,975
     Income tax rate changes                            8,488      8,887
     Unamortized gas storage costs                      1,244      2,105
     -------------------------------------------------------------------
     Regulatory Assets, Net                          $158,008   $170,994
     ===================================================================

(C)  SUPPLEMENTAL CASH FLOW INFORMATION

The following table is supplemental information relative to the Company's cash flows for the nine months ended.

     -------------------------------------------------------------------
                                                      MAY 31,  August 31,
     (Thousands of Dollars)                            1996       1995
     -------------------------------------------------------------------
     Cash paid during the period for:
       Interest                                      $ 22,077   $ 23,150
       Income taxes                                    21,193     21,849
     Noncash transactions -
       Gas received as payment in kind                  2,132     77,494
     Common stock issued under Dividend
       Reinvestment Program                             3,410       --
     Issuance of common stock                            --        5,836
     Distribution of net assets from partnership       14,625       --
     -------------------------------------------------------------------

(D)  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

During the third quarter of 1996, the Company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and recognized an impairment on certain oil and gas properties. SFAS No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Under SFAS No. 121, the Company now evaluates impairment of production assets on a field by field basis rather than using one cost center for its proved properties. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. The resultant impairment is included in depreciation, depletion and amortization expense in the consolidated condensed statements of income

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


A.   RESULTS OF OPERATIONS

ONEOK Inc. provides natural gas energy and related products and services to its customers through regulated and non-regulated segments. The regulated businesses provide natural gas distribution and transmission services for about 75 percent of Oklahoma. The non-regulated businesses are primarily involved in the production, processing and marketing of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

- -----------------------------------------------------------------------
                         Three Months Ended         Nine Months Ended
                               May 31,                   May 31,
(Thousands of dollars)     1996       1995           1996        1995
- -----------------------------------------------------------------------
Operating revenues       $289,682   $302,277       $992,882   $754,557
Operating expenses        261,846    279,024        870,724    653,460
- -----------------------------------------------------------------------
Operating income           27,836     23,253        122,158    101,097
Income taxes                7,746      4,810         36,862     27,455
Net interest                8,383      9,403         26,623     28,527
- -----------------------------------------------------------------------
Net income               $ 11,707   $  9,040       $ 58,673   $ 45,115
- -----------------------------------------------------------------------


    EARNINGS PER SHARE                        EARNINGS PER SHARE
  THREE MONTHS ENDED MAY                     NINE MONTHS ENDED MAY

      [GRAPH]                                        [GRAPH]

- ----------------------------             -----------------------------
                1996   1995                              1996    1995
- ----------------------------             -----------------------------
Non-regulated  $0.11  $0.11              Non-regulated  $0.40   $0.17
Regulated      $0.31  $0.22              Regulated      $1.75   $1.50
- ----------------------------             -----------------------------


One of the Company's core strategies is to be proactive in addressing demands of the changing energy industry. In 1995 the Company was successful in restructuring rates within the regulated businesses. In the third quarter of 1996 the Company completed two significant transactions in its non-regulated businesses. These transactions compliment the Company's strategy of concentrating ownership of hydrocarbon reserves in Oklahoma in order to add value not only to its production operations but also to its related gas marketing, gas processing, and transportation businesses. The following is a brief description of these transactions:

o Purchase of SCANA Properties - The Company purchased substantially all of the Oklahoma oil and natural gas properties of SCANA Petroleum Resources, Inc. The $46.7 million purchase included over 500 producing properties of which 90 percent are natural gas. The acquisition brings the total net daily production for ONEOK to over 40 million cubic feet of gas and about 1,400 barrels of oil and natural gas liquids. The acquisition was financed through the sale of out of state properties and internally generated funds.

o Sale of Alabama and Mississippi Properties - The Company sold all of its oil and gas properties in Alabama and Mississippi for approximately $18.9 million.

The Company views its segments as operating within either a rate regulated environment (Regulated Operations) or an environment in which rates are not regulated (Non-regulated Operations). The non-regulated environment is further viewed as having three primary, vertically integrated segments: natural gas marketing, processing and production. In order to align this view with its financial reporting, the Company, commencing with this report, will present the combined results of each operating environment. Non-regulated segment data is reported by process rather than entity.

REGULATED OPERATIONS

ONEOK's regulated operations are conducted through Oklahoma Natural Gas Company
(ONG) an integrated intrastate natural gas distribution and transmission business which serves residential, commercial and industrial customers in the state of Oklahoma. ONG also leases space in its pipeline system under its Pipeline Capacity Lease (PCL) program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission.

- --------------------------------------------------------------------------------
                                   Three Months Ended         Nine Months Ended
                                         May 31,                   May 31,
(Thousands of dollars)              1996        1995           1996       1995
- --------------------------------------------------------------------------------
FINANCIAL RESULTS
 Gas sales                        $117,709   $121,154       $424,444   $434,566
 Cost of gas                        61,669     79,684        223,189    292,000
- --------------------------------------------------------------------------------
     Gross margins on gas sales     56,040     41,470        201,255    142,566
 PCL and other                      14,506     24,115         41,320     81,746
- --------------------------------------------------------------------------------
     Net revenues                   70,546     65,585        242,575    224,312
 Operating costs                    35,674     37,820        103,272    102,856
 Depreciation, depletion and
    amortization                    13,282     10,501         38,068     30,750
- --------------------------------------------------------------------------------
     Operating income             $ 21,590   $ 17,264       $101,235   $ 90,706
================================================================================

OPERATING INFORMATION

 Natural Gas Volumes (MMcf)
   Gas sales
     Residential                    13,439     12,865         54,698     48,580
     Commercial                      6,371      5,709         23,958     21,238
     Industrial                      1,623      1,881          6,285      6,727
   PCL                              42,664     40,793        128,660    125,402
                                  ----------------------------------------------
                                    64,097     61,248        213,601    201,947
                                  ==============================================

 Gross margin per Mcf
      Residential                 $   3.01   $   2.52       $   2.52   $   2.18
      Commercial                      2.31       1.98           2.35       1.91
      Industrial                      1.03        .81           1.14        .98
      PCL                              .24        .52            .22        .57

 Number of Customers               737,577    728,855        733,790    722,667

 Customers per Employee                399        375            391        369

Net revenues were greater for both reporting periods reflecting continued customer growth and the impact of rate restructuring completed in the previous year. The restructuring included temperature normalization, a PCL tariff rider and a general rate increase. Additionally, allowed PCL revenues for large volume customers were reduced, a portion of which was shifted to the core customers under the tariff rider. These changes strengthen ONG's position and significantly reduce the Company's competitive risks.

The decrease in cost of gas reflects changes initiated by ONG during the rate restructuring to its gas purchasing and pricing practices. The reduction in gas supply costs more than offset the impact of the tariff rider and other rate increases allowing core customers to realize a net savings in rates. The average rate paid by core customers was 8 percent and 13 percent lower compared to the prior periods.

Operating costs, as a percentage of net revenue, continue to improve as a result of the Company's focus on reducing expenses and increasing customer growth.

NON-REGULATED OPERATIONS

ONEOK's non-regulated operations are involved in the production, processing and marketing of natural gas, oil and natural gas liquids. As a result of acquisitions and dispositions during the third quarter of 1996, the Company's producing properties are concentrated principally in Oklahoma where it also owns nonoperated interests in fifteen gas liquids extraction plants. The gas marketing subsidiary directs its activities to end users in the mid-continent region of the United States. The Company also operates its headquarters office building and a parking garage.

- --------------------------------------------------------------------------------
                                      Three Months Ended      Nine Months Ended
                                            May 31,                May 31,
(Thousands of dollars)                 1996       1995         1996       1995
- --------------------------------------------------------------------------------
FINANCIAL RESULTS

COMBINED NON-REGULATORY OPERATIONS
  Gas sales                          $133,714   $151,006     $475,054   $222,958
  Cost of gas                         128,039    146,462      459,997    216,055
- --------------------------------------------------------------------------------
      Gross margins on gas sales        5,675      4,544       15,057      6,903
  Gas and oil production                4,523      4,783       15,859     15,528
  Gas processing                       19,724     16,122       52,965     50,739
  Other                                10,014      3,718       15,941      8,926
- --------------------------------------------------------------------------------
       Net revenues                    39,936     29,167       99,822     82,096
  Operating costs                      22,049     20,352       60,579     62,194
  Depreciation, depletion, and
    amortization                       11,641      2,826       18,320      9,509
- --------------------------------------------------------------------------------
       Operating income              $  6,246   $  5,989     $ 20,923   $ 10,393
================================================================================

OPERATING INFORMATION

Natural gas volumes (MMcf)
  Natural gas production                1,887      2,077        6,009      6,729
  Residue gas                           1,693      1,879        5,268      5,602
  Marketing                            61,549    103,871      252,795    147,104
                                     -------------------------------------------
                                       65,129    107,827      264,072    159,435
                                     -------------------------------------------
Less intersegment sales
  Natural gas production                1,031        497        2,790      1,047
  Residue gas                           1,693      1,872        5,266      3,144
  Marketing                             1,513      8,953        6,780     31,420
                                     -------------------------------------------
                                        4,237     11,322       14,836     35,611
                                     -------------------------------------------
       Net natural gas volumes         60,892     96,505      249,236    123,824
                                     ===========================================

Average gas production price (Mcf)   $   2.12   $   1.38     $   1.78   $   1.52

Natural gas liquids (MGallons)         50,668     54,176      149,799    161,530

Average price (Gallons)              $  0.323   $  0.251     $  0.292   $  0.263

Oil Production (Bbls)                  22,125    114,588      294,031    330,096

Average price (Bbls)                 $  23.67   $  16.82     $  17.50   $  16.12

Total non-regulated operating income is relatively unchanged for the third quarter as a result of improvements in marketing margins and gains resulting from the disposition of certain producing properties offset by the loss resulting from the early adoption of SFAS 121.

Total non-regulated operating income for the nine months ended May 31, 1996 improved as a result of greater gas marketing margins reflecting the Company's aggressive marketing strategy, the acquisition of the remaining 50 percent interest in a gas marketing joint venture in the prior year and weather related demand.

- ----------------------------------------------------------------------------------------
                                              Three Months Ended       Nine Months Ended
                                                    May 31,                 May 31,
(Thousands of dollars)                          1996       1995         1996       1995
- ----------------------------------------------------------------------------------------
MARKETING SEGMENT
  Natural gas sales                          $133,714   $151,006     $475,054   $222,958
  Cost of gas                                 128,039    146,462      459,997    216,055
- ----------------------------------------------------------------------------------------
       Gross margin on gas sales                5,675      4,544       15,057      6,903
  Operating costs, net                            971      1,870        1,583      2,277
  Depreciation, depletion and amortization        120         49          364         50
- ----------------------------------------------------------------------------------------
       Operating income                      $  4,584   $  2,625     $ 13,110   $  4,576
========================================================================================

Increased profitability of the Company's gas marketing operation is attributable to several operational changes which have been instituted throughout the current year, including increased use of gas storage facilities, hedging and transportation arbitraging. Although gas marketing volumes declined for the quarter, gross margin rose reflecting the operational changes and price volatility resulting from weather related demand. Lower marketing volumes between comparable quarters is attributable to the acquisition of the remaining 50 percent interest in a gas marketing joint venture, effective January 1, 1995, reported in the third quarter of 1995. In addition, a long-term gas sales contract expired in late 1995; however, since the contract margins for this particular contract were narrow, gross margins were only minimally affected. The overall increase in volumes and margins for the nine months is attributable to the aggressive marketing strategy and sole ownership of the marketing operations.

- ----------------------------------------------------------------------------------------
                                              Three Months Ended       Nine Months Ended
                                                    May 31,                 May 31,
(Thousands of dollars)                          1996       1995         1996       1995
- ----------------------------------------------------------------------------------------
PROCESSING SEGMENT
  Natural gas liquids and residues sales     $ 19,724   $ 16,122     $ 52,965   $ 50,739
  Other                                           188         67          260        204
- ----------------------------------------------------------------------------------------
       Net revenues                            19,912     16,189       53,225     50,943
  Operating costs                              15,909     12,780       42,939     43,522
  Depreciation, depletion and amortization        467        449        1,403      1,347
- ----------------------------------------------------------------------------------------
       Operating income                      $  3,536   $  2,960     $  8,883   $  6,074
========================================================================================

Gas processing revenue rose reflecting improving market conditions for natural gas liquids (NGL). NGL production volumes were lower, due to partial ethane rejection resulting from reduced margins. The reductions were partially offset by a significant expansion in the gathering systems behind the plant.

- ----------------------------------------------------------------------------------------
                                              Three Months Ended       Nine Months Ended
                                                    May 31,                 May 31,
(Thousands of dollars)                          1996       1995         1996       1995
- ----------------------------------------------------------------------------------------
PRODUCTION SEGMENT
  Natural gas sales                          $  4,000   $  2,861     $ 10,713   $ 10,205
  Oil sales                                       523      1,922        5,146      5,323
  Other                                         7,376        794        7,437      1,171
- ----------------------------------------------------------------------------------------
       Net revenues                            11,899      5,577       23,296     16,699
  Operating costs                               2,699      2,806        7,326      8,408
  Depreciation, depletion and amortization     10,964      2,248       16,285      7,872
- ----------------------------------------------------------------------------------------
       Operating income (loss)               $ (1,764)  $    523     $   (315)  $    419
========================================================================================

Gas and oil production volumes were negatively affected by the sale of producing properties in Alabama and Mississippi. Due to the effective dates of these transactions, the volume impact was not offset by the purchase of the SCANA properties during the third quarter of 1996 although the revenue impact was offset by improved prices. Other production revenue includes the gain on sale of the Alabama and Mississippi properties in the third quarter of 1996. As a result of downward reserve revisions of certain properties, the Company, in accordance with SFAS No. 121, recorded a 9.3 million impairment to the recorded value of its oil and natural gas producing properties.

The Company will continue to adhere to a prudent risk management strategy of hedging any fixed price or location differential transactions using natural gas futures contracts or other derivative agreements to offset potential price risk exposure.

FINANCIAL FLEXIBILITY AND LIQUIDITY

With the current mix and relative sizes of ONEOK's business segments, the Company's goals are to maintain an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At May 31, 1996, the equity component was 53 percent, which increased from 50 percent at May 31, 1995. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long-term debt represents 42 percent of total capital at May 31, 1996.

Cash provided by operating activities is projected to remain strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through a short-term credit agreement and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the nine months ended May 31, 1996 as compared to the same period in 1995 are higher reflecting increased earnings in both the regulated and non-regulated segments.

INVESTING CASH FLOWS

Capital expenditures for the nine months ended May 31, 1996 and 1995 are as follows.

                             CAPITAL EXPENDITURES
                             NINE MONTHS ENDED MAY

                                    [GRAPH]

          ----------------------------------
                            1996     1995
          ----------------------------------
          Non-regulated    $47.8    $25.4
            Processing       4.7      2.5
            Production      42.9     22.2
            Other             .2       .7
          ----------------------------------
          Regulated        $31.8    $54.4
          ----------------------------------

For the nine months ended May 31, 1996, capital expenditures for the non-regulated segment included approximately $46.7 million, of which $6.8 million is currently in escrow, for acquisition of the SCANA properties as compared to approximately $17.6 million for an acquisition of properties in Louisiana during the prior period. Funds generated from the sale of the Alabama and Mississippi properties were approximately $18.9 million.

FINANCING CASH FLOW

At May 31, 1996, $352 million of long-term debt was outstanding. As of that date, the Company could have issued approximately $300 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, if certain events occur, such as significant acquisitions, additional debt or equity financing may be required.

LIQUIDITY

The regulated segment continues to face competitive pressure to serve the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, rate restructuring achieved in the June 1995 rate order further reduced the Company's risk in serving its large volume customers.

OTHER

PRICE RISK MANAGEMENT. Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At May 31, 1996, the net deferred gain on these contracts was approximately $ .5 million.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL  PROCEEDINGS

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court, Oklahoma County ("Fent I case"). The Company has filed a motion to strike requested class action application on the basis of the Oklahoma Corporation Commission decision in the Fent III case. See below. The motion is set for hearing on July 12, 1996.

LARUE V. ONEOK INC., No. CJ-95-6324, District Court, Oklahoma County, now Case No. CIV-95-1556C, U.S. District Court for the Western District of Oklahoma. On October 30, 1995, the Plaintiff in the state action (LaRue) filed a motion to remand the case back to state court. The motion was denied on March 10, 1996. The case is in the discovery stage. The companion Federal case (ONEOK v. LaRue) is also in the discovery stage. Trial in both cases is scheduled for November, 1996.

IN THE MATTER OF THE APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. FOR EXAMINATION OF STANDBY SERVICE, Cause CD No. 598, Oklahoma Corporation Commission. At a Settlement Conference on February 20, 1996, the Company, the Commission Staff and the Attorney General reached agreement and executed a Joint Stipulation which was presented at the hearing on February 21-23, 1996. The Commission continued the matter until March 14, 1996, at which time it ordered the filing of proposed findings of fact and conclusions of law and briefs by April 10, 1996. The Company filed its brief April 10, 1996, with a proposed Order jointly with the Commission Staff and the Attorney General. Oral arguments were held on May 22, 1996. The commission approved the proposed Order. The Order has not yet been issued.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS, AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN THE CUSTOMERS' PROPERTY OR CURB LINES, AND SUCH CUSTOMERS' POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95-000223, Oklahoma Corporation Commission ("Fent III" case). On March 6, 1996, the Supreme Court denied the Petition for a Writ of Prohibition, so the proceeding before the Commission could go forward. A hearing was held on April 10, 1996. On April 24, 1996, the Commission granted the Company's Application. An Order was issued May 24, 1996. The Fents and Harold Jacobs (another customer of the Company), have filed notice of appeal of the Commission Order to the Supreme Court.

APPLICATION TO ASSUME ORIGINAL JURISDICTION AND PETITION FOR WRIT OF PROHIBITION AND MOTION TO STAY COMMISSION PROCEEDINGS, Case No. 87451, Oklahoma Supreme Court. On May 13, 1996, the Company requested that the Court (1) prohibit Commissioner Anthony from proceeding further with his investigation, and (2) stay the Commission proceedings by Commissioner Anthony pending decision of the Application and Petition on the grounds Commissioner Anthony does not have authority to conduct an independent investigation, the investigation constitutes a collateral attack on the Company's 1992 and 1993 PGA orders, and Commissioner Anthony's clear bias against the Company. Hearing on the Motion to Stay was held before a Referee on May 20, 1996. Hearing on the Application and Petition was held on May 30, 1996, before the same Referee. On June 12, 1996, the Court denied the Application to Assume Original Jurisdiction.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, ANY OFFICER, AGENT, OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28 AND 34, Cause No. PUD 960000039, Oklahoma Corporation Commission. On April 2, 1996, Commissioner Anthony made additional filings which included an excerpt from THE PRICE V. LUM case concerning the settlement of various lawsuits between Gage Corporation and other parties and the negotiations of a new gas contract with the Company, including attached documents relating to the earlier litigation, involving Creek Systems. On April 18, 1996, he filed several memoranda from the Commission Staff, one of which was marked "Confidential," setting forth some of the terms of one of the gas purchase contracts at issue and stating Staff had found no improper costs or improprieties on the Company's part. On April 8, 1996, a request initiated by Commissioner Anthony's staff was received requesting copies of certain responses to data requests provided to the Commission Staff by the Company as part of the 1991 rate case. The request was refused on grounds an individual Commissioner lacks authority to conduct an investigation, but the Company would provide the information on Order of the Commission. On April 18, 1996, the Company filed a motion to stay further proceedings until Commission Staff has completed its investigation and an Order is issued in Cause PUD No. 960000100 (see below). On May 7, 1996, the Commission reversed the recommendation of the ALJ and denied the motion to stay. On May 13, 1996, the Company filed an Application and Petition for Writ of Prohibition and Motion to Stay the Proceedings Pending Disposition of the Application and Petition by the Supreme Court in Case No. 87451 (see below).

     On April 30, 1996, PanEnergy Field Services filed a motion requesting a determination on the authority of an individual Commissioner to conduct an investigation and to seek discovery from a non-jurisdictional Company. Alternatively, Pan Energy asked for a stay pending outcome of PUD No. 960000100 (see below). On May 9, 1996, at the hearing on its motion, Pan Energy further asserted that Commissioner Anthony has not followed the Commission's Rules of Practice and the investigation is an improper collateral attack on the 1992 and 1993 utility PGAs. After a hearing on April 19, 1996, an ALJ recommended findings that Commissioner Anthony had not followed Commission Rules and the investigation is a collateral attack. The ALJ's recommendation was presented for Commission decision on May 22, 1996, but no action was taken. (Commissioner Anthony is also pursuing the obtaining of information from other parties related to the matter.)

APPLICATION OF OKLAHOMA NATURAL FOR AN ORDER DIRECTING THE COMMISSION'S STAFF, OR APPOINTING AN INDEPENDENT THIRD PARTY OR ENTITY, TO CONDUCT AN INQUIRY INTO THE TRANSACTIONS BETWEEN ONG AND DYNAMIC ENERGY RESOURCES REFERENCED IN THE MARCH 15, 1996, STATEMENT OF COMMISSIONER BOB ANTHONY IN CAUSE PUD NO. 960000039 AND STAYING FURTHER ACTION IN THAT CAUSE SUCH APPOINTMENT AND INQUIRY, CAUSE PUD NO. 960000085. On April 2, 1996, Oklahoma Natural filed an application requesting that the Commission issue an order directing the Staff, or appointing an independent third party or entity, to conduct an inquiry into the transactions between the Company and Dynamic Energy Resources, Inc. referenced in Commissioner Anthony's Statement of March 15, 1996 in Cause PUD No. 930000039 (see above) and staying further action in that cause pending such appointment and inquiry. The Company also filed a Motion to Advance this Cause to the Commission en banc on the basis the matter involves important policy issues. The motion was heard before an ALJ on April 11, 1996, and denied. The Company appealed the recommendation for denial but withdrew the appeal on April 17, 1996, when the Company filed a motion to stay the proceedings pending completion of the Commission Staff's review of the Company's PGA clause and issuance of a final order in Causes No. 960000100. The Company also requested consolidation of the two causes if a stay is determined inappropriate. A hearing was heard by an ALJ on May 2, 1996. On May 7, 1996, the Commission by Order stayed the proceedings for at least 30 days.

APPLICATION OF ERNEST G. JOHNSON, DIRECTOR OF THE PUBLIC UTILITY DIVISION OF OKLAHOMA CORPORATION COMMISSION, TO REVIEW THE FUEL ADJUSTMENT CLAUSE OF OKLAHOMA NATURAL GAS COMPANY FOR THE CALENDAR YEARS 1994 AND 1995, CAUSE PUD NO. 960000100. On April 12, 1996, the Director of the Public Utility Division filed an application seeking to review Oklahoma Natural's PGA clause for the calendar years 1994 and 1995 separate and apart from the Commission's review of the fuel adjustment clauses of other utilities. Concurrently with service of the application, Staff also served a data request requesting copies of the November 1993 gas purchase contract between Oklahoma Natural and Dynamic Energy Resources and subsequent contracts assigning contract rights to Enogex and PanEnergy Corporation. On April 17, 1996, the Company filed a motion for an order to protect confidential and/or proprietary materials requested by the Commission Staff. A hearing was held before an ALJ who recommended the motion be granted. On April 24, 1996, the Commission voted to stay the proceeding for at least 30 days and issued an order to this effect on May 8, 1996. The attorney-general has intervened in the proceedings. (The Commission Staff is continuing its audit.) On June 28, 1996, the stay was lifted and the Company's motion for a protective order was granted. The Company turned over the requested contracts to the Commission Staff.

IN THE MATTER OF COMMISSIONER ED APPLE'S INQUIRY CONCERNING THE BOOKS AND RECORDS OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., PURSUANT TO
ARTICLE 9, SECTION 18 OF THE OKLAHOMA CONSTITUTION, Cause PUD No. 960000186, Oklahoma Corporation Commission. Commissioner Apple filed notice in this proceeding that he will request the Public Utility Division of the Commission to conduct an inspection of the books and records of Oklahoma Natural Gas Company. The scope of the review is to include certain contracts between the Company and its gas suppliers and the financial impact of such contracts on the ratepayers of the Company. (These are the same contracts that are the subject of Causes No. PUD 960000039 and 96000100.) The inquiry is to be conducted only if the Commission grants a protective order so that the information contained in such contracts can remain confidential. The Company again stated its position that an individual Commissioner lacks authority to request such an investigation. On June 28, 1996, the commission granted the requested protective order.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of July, 1996.

                                       ONEOK Inc.
                                       Registrant

                                       By: J. D. NEAL
                                       ----------------------------------------
                                       J. D. Neal
                                       Vice President, Chief Financial Officer,
                                       and Treasurer (Principal Financial and
                                       Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
