Form 10-K
period 1996-08-31
ONEOK INC
filed 1996-10-18
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended August 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

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

Aggregate market value of registrant's voting stock held by nonaffiliates as of October 1, 1996, was: Common stock $748.2 million; Preferred stock $5.4 million.

On October 1, 1996, the Company had 27,268,301 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                     PART OF FORM 10-K
Definitive Proxy Statement dated November 7, 1996.            Part III

                                   ONEOK INC.
                        1996 ANNUAL REPORT ON FORM 10-K



PART I                                                                  PAGE NO.

Item 1. Business                                                             3-9
Item 2. Properties                                                          9-11
Item 3. Legal Proceedings                                                  12-13
Item 4. Results of Votes of Security Holders                                  14

PART II

Item 5. Market Price and Dividends on the Registrant's
        Common Stock and Related Shareholder Matters                          15
Item 6. Selected Financial Data                                               16
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                17-25
Item 8. Financial Statements and Supplementary Data                        26-46
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                                47

PART III

Item 10. Directors, Executive Officers, Promoters, and
         Control Persons of the Registrant                                    47
Item 11. Executive Compensation                                               47
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       47
Item 13. Certain Relationships and Related Transactions                       47

PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                               48-64

                                    PART I.


ITEM 1.  BUSINESS

GENERAL - ONEOK Inc., a Delaware corporation, was organized in 1936. It is a successor to a company founded in 1906 as Oklahoma Natural Gas Company. The corporation's name was changed to ONEOK Inc. (pronounced one-oak) in 1981. ONEOK Inc. and subsidiaries (collectively, the Company) is a diversified energy company engaged in the production, gathering, storage, transportation, distribution and marketing of environmentally clean fuels and products. The Company's business units are characterized as operating within either a rate regulated environment (regulated operations) or a nonregulated environment (nonregulated operations).

The regulated business unit provides natural gas distribution and transmission for about 75 percent of Oklahoma. These services are primarily conducted by Oklahoma Natural Gas Company (a division of ONEOK) and three subsidiaries, ONG Gathering Company, ONG Transmission Company and ONG Sayre Storage Company. These companies will be collectively referred to herein as Oklahoma Natural Gas.

The nonregulated business unit includes the following core business segments: natural gas marketing activities conducted by ONEOK Gas Marketing Company; gas processing activities conducted primarily by ONEOK Products Company; and production activities conducted by ONEOK Resources Company and ONEOK Exploration Company. Other businesses include ONEOK Leasing Company; ONEOK Parking Company; and Fifth Street Investment Corporation.

ENVIRONMENTAL MATTERS - The Company is subject to Federal, state, and local laws and regulatory programs relating to the environment. These laws govern the normal ongoing operations of the Company including the discharge of materials into the environment or the protection of the environment. Ongoing environmental compliance activities are integrated with the Company's regular operation and maintenance activities. The Company is actively promoting the environmental advantages of natural gas in comparison to other fuels including promoting the use of natural gas in automobiles. Management believes that the increasing concerns about the environment will result in an increased use of natural gas.

There have been no material effects upon capital expenditures, earnings, or the Company's competitive position during the 1996 fiscal year related to compliance with these regulations. No material effects of this nature are anticipated during the 1997 fiscal year.

EMPLOYEES - The Company employed 1,884 persons at August 31, 1996, and is currently not a party to any collective bargaining agreements with such employees.

FINANCIAL AND STATISTICAL INFORMATION - For financial and statistical information regarding the Company's business units by segment, see " Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note I of Notes to Consolidated Financial Statements.

The Company's regulated and nonregulated business units are discussed below.

(A)  REGULATED OPERATIONS

     GENERAL

     Oklahoma Natural Gas Company and three regulated subsidiaries of ONEOK comprise a fully integrated intrastate natural gas gathering, storage, distribution and transmission business, which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers located primarily in the state of Oklahoma. It also leases pipeline capacity to industrial customers for their use in transporting natural gas to their facilities. ONG Transmission Company transports gas for others under Section 311(a) of the Natural Gas Policy Act of 1978
     (NGPA). Oklahoma

     Natural Gas Company, ONG Transmission Company, ONG Sayre Storage Company (Sayre), and ONG Gas Gathering Company are consolidated for ratemaking purposes by the Oklahoma Corporation Commission (OCC).

     Oklahoma Natural Gas purchases natural gas from gas processing plants, producing gas wells, and pipeline suppliers, and utilizes five underground storage facilities as necessary to deliver natural gas to approximately 729,500 customers at August 31, 1996, located in 294 communities in Oklahoma. The Company's largest markets are the Oklahoma City and Tulsa metropolitan areas. Oklahoma Natural Gas also sells natural gas and/or leases pipeline capacity to other local gas distributors serving 44 Oklahoma communities. Oklahoma Natural Gas serves an estimated population of over 2 million.

     Oklahoma Natural Gas owns five underground gas storage facilities and leases capacity to third parties on a short-term basis. The Sayre gas storage facility is leased, on a long-term basis, to and operated by the Natural Gas Pipeline Company of America. Sayre retains capacity for its use.

     Of the Company's consolidated revenues, revenue from the regulated operations represented approximately 44.0, 62.3, and 78.6 percent for 1996, 1995, and 1994, respectively. Operating income before interest and taxes from the regulated operations is 80.4, 86.8, and 95.4 percent of the consolidated operating income before interest and taxes for 1996, 1995, and 1994, respectively.

     The Company is interested in acquiring gas distribution and transmission facilities which will enhance its operations and continues to pursue opportunities for acquisitions as they occur.

     GAS SUPPLY

     Gas supplies available to Oklahoma Natural Gas for purchase and resale or transportation include supplies of gas under both short and long-term contracts with independent producers as well as pipeline companies, gas processors and other suppliers that own or control reserves. Oklahoma is the third largest gas producing state in the nation; and Oklahoma Natural Gas, unlike most utilities, has direct access through its transmission system to all of the major gas producing areas in the state. The system, which intersects with nine interstate pipelines at 25 interconnect points, 38 gas processing plants and 129 producing fields located in Oklahoma allows natural gas to be moved to locations throughout the state and the nation. In addition, four of the storage facilities operated by Oklahoma Natural Gas are located in close proximity to its large market areas. These four storages have a combined average capacity of 119 billion cubic feet to help assure deliverability to customers even on winter peak usage days. On such days, withdrawal from storage can provide as much as 50 percent of the system's needs A new record for all-time peak gas deliveries through the system in a single day of 1.92 billion cubic feet was set on February 2, 1996.

     The Oklahoma Natural Gas rate schedules contain an "Order of Curtailment" that provides for first reducing or totally discontinuing gas service to the very large industrial users and graduating down to requesting residential and commercial customers to reduce their gas requirements to an amount essential for public health and safety.

     The Company has a surplus of natural gas available to its utility system and does not anticipate any problem with securing additional gas supply as needed for its customers for the foreseeable future.

     CUSTOMERS

     RESIDENTIAL AND COMMERCIAL - Oklahoma Natural Gas distributes natural gas as a public utility to approximately 75 percent of Oklahoma. Natural gas sales to residential and commercial customers, which is used primarily for heating and cooking, accounts for approximately 56 and 29 percent of gas sales, respectively. Gas sales to residential and commercial customers are seasonal, as a substantial portion of such sales are used principally for space heating. Accordingly, the volume of gas sales is consistently higher during the heating season (November through May) than in other months of the year. Rates for natural gas distribution operations include a temperature normalization adjustment clause.

     Oklahoma Natural Gas holds franchises, all of which are for an initial period of 25 years, in the major municipalities in which it operates. In the state of Oklahoma, a franchise is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. Although the laws of the state of Oklahoma prohibit exclusive utility franchises, management nevertheless believes there are advantages to having franchises in the larger municipalities in which operations are conducted. Seventeen municipalities with a population of over 10,000 in which franchises are held, have an aggregate population representing approximately 1.2 million. Oklahoma Natural Gas has franchises or gross receipts agreements in 42 other municipalities in which there is an aggregate population of approximately 102,000. In management's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of business in the manner in which it is now conducted.

     INDUSTRIAL - A substantial portion of the gas delivered through the pipeline system is delivered to industrial customers, in particular, several large fertilizer plants which use the gas as feed stock. In the past, certain interstate and intrastate pipeline companies have been very aggressive in attempting to capture industrial load within the Oklahoma Natural Gas service area, a phenomenon generally referred to in the gas industry as "bypass". Oklahoma Natural Gas has minimized the negative impact of bypass practices through its Pipeline Capacity Lease (PCL) and Special Industrial Sales (SISP) Programs. The PCL program enables the customer, for a fee, to have its gas transported to its facilities utilizing lines owned by Oklahoma Natural Gas. PCL services are at rates substantially below the industrial tariff rates. In 1995, the OCC allowed rates for large industrial customers to be restructured and reduced. Under this new structure, tariffs are established setting forth the maximum rates and a standard form of PCL agreement, subject to changes in the agreement as may be negotiated by Oklahoma Natural Gas and the customer. The SISP program allocates lower cost supplies to these customers if they choose to purchase their gas from Oklahoma Natural Gas.

     Industrial sales, rentals for PCLs, and other energy-related operations tend to remain relatively constant throughout the year, while interstate transportation volumes fluctuate based on market demand. Revenues from fertilizer plant customers continue to decline as a percentage of total revenues as a result of the rate restructuring noted at "Government Regulations". Currently, all the fertilizer plants are operating at or near full capacity. No single customer accounted for more than 10 percent of the Company's total operating revenues.

     The potential impact of the loss of a significant portion of this volume is discussed at Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, on page 23.

     COMPETITION

     The natural gas industry is expected to remain highly competitive with respect to both gas supply and markets. Management believes that it must maintain a competitive advantage in order to retain its customers and, accordingly, continues to focus on reducing costs and pursuing unbundling opportunities. Strategic planning has identified several potential new service opportunities. Such services could include equipment service contracts, operating services, gas marketing and supply management, gas storage for others, gas measurement services and gas transportation.

     Oklahoma Natural Gas is subject to competition from electric utilities, offering electricity as a rival energy source, competing for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. Compared to electricity for water heating, cooking or home heating, natural gas service provided by Oklahoma Natural Gas is 57 percent, 53 percent and 71 percent less expensive. Oklahoma Natural Gas rates are competitive nationally. In residential markets, the average cost of 10 Mcf is $51.41 for Oklahoma Natural Gas customers versus $58.01 for the average cost in 31 cities nationwide.

     Oklahoma Natural Gas is subject to competition from other pipelines for its existing industrial load. The PCL program and SISP programs are a response to such competitive pressure. The new PCL rate structure approved in June 1995 allows Oklahoma Natural Gas to effectively compete in these markets and maintain throughput and therefore load factors which benefit all customer classes.

     In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. Less than one percent of Oklahoma Natural Gas's gas supply is transported on interstate pipelines; Order 636 has had little impact on its operations.

     GOVERNMENT REGULATIONS

     Rates charged for gas services, including distribution, transmission and storage, are established by the OCC and include a purchased gas adjustment clause that allows changes in gas purchase costs to be passed on to various classes of customers. Other costs must be recovered through periodic rate adjustments approved by the OCC.

     In the past, the Company experienced claims and potential liabilities arising out of long-term gas supply contracts containing "take-or-pay" provisions which purported to require the Company to pay for volumes of natural gas contracted for but not taken. There are no significant potential claims or cases pending against the Company under remaining gas purchase contracts. In a 1994 rate order, the OCC authorized an annual recovery of $6.7 million of the accumulated settlement costs by a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the NGPA and other intrastate transportation revenues.

     On June 19, 1995, the OCC approved a settlement of all issues in a pending rate proceeding. Under the settlement, Oklahoma Natural Gas received a $13.8 million permanent increase in base rates and an additional $1.15 million increase for two years. Rates for large industrial customers were restructured and reduced, with the revenue reduction shifted to core residential and commercial customers. Changes to purchasing and pricing practices provided a decrease in the cost of gas that more than offset the impact of the rate increase, allowing core customers a net savings in rates. The order also included a temperature adjustment clause, an agreement not to file for a general rate increase for two years, and amortization of the additional deferred pension costs not covered by prior orders.

     OTHER REGULATED BUSINESSES

     Through its subsidiary, TransTex Pipeline Company (TransTex), the Company owned a 25 percent limited partnership interest in Red River Pipeline (Red River). Effective January 1, 1996, TransTex withdrew as a limited partner and received as a distribution a portion of the assets of the partnership. Such assets, which are regulated by the Railroad Commission of Texas, were then leased back to Red River under a long term lease.

     OkTex Pipeline Company transports gas in interstate commerce under Section 311(a) of the NGPA and is treated as a separate entity by the Federal Energy Regulatory Commission (FERC). The Company has the capacity to move up to 200 million cubic feet of gas per day into Lone Star Gas Company's system in Texas and the Red River Pipeline. OkTex has complied with the requirements of Order 636.

(B)  NONREGULATED OPERATIONS

     MARKETING

     GENERAL - The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. Although formed in 1992, marketing did not have significant operations until 1995. Due to expanded supply and storage capabilities the marketing operation grew from an intrastate aggregator into a interstate aggregator with an average daily sales volume of 868,401 MMbtu, 705,406 MMbtu, and 475,853 MMbtu in 1996, 1995, and 1994, respectively.

     Of the Company's consolidated operating revenues, revenue from the gas marketing business represented approximately 48.9, 27.9, and 10.0 percent for 1996, 1995, and 1994, respectively. Operating income before interest and taxes from the marketing operation is 10.7, 4.5 and 4.1 percent of the consolidated operating income before interest and taxes for 1996, 1995, and 1994, respectively.

     MARKET CONDITIONS - The marketing business is very competitive and, as the industry matures, continues to go through a period of consolidation and reduced margins. Management expects that mega-marketers (entities which market over 5 Bcf per day) will dominate the industry. The Company's strategy is to concentrate on margins and not compete on the basis of volumes. Management believes that its location in Oklahoma, as well as the benefits derived from vertically integrating the gas marketing operations with the Company's production, gathering, processing, storage and transportation businesses, will provide the strategic advantage necessary to compete.

     NEW PRODUCTS AND SERVICES - Gas marketing is a low margin business that experiences extreme volatility and can be expensive for small producers to manage. Management believes that there are a significant number of such producers in Oklahoma. Accordingly, the Company will introduce ONEOK Producer Services, an entity which will specialize in servicing this niche market. ONEOK Producer Services will focus on aggregating and providing producer services under medium-term agreements. Service will be packaged to meet each producer's needs, such as investigating options for new well pipeline connections, facilitating connections, keeping production balanced to nominated volumes and handling certain administrative accounting functions.

     The Company has filed an application with FERC to market electricity. Management anticipates that permits will be granted during the first quarter of 1997. It is not anticipated that such activities will be a major contributor to earnings in 1997.

     PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, the Company routinely enters into natural gas futures, swaps and options as a method of protecting its margins on the underlying physical transactions. However, net open positions in terms of price, volume and specified delivery point do occur.

     PROCESSING

     GENERAL - The Company's processing operation owns nonoperating interests in 15 gas processing plants. Currently, 12 plants are in operation and are running near or at capacity. The gas processing operations include the extraction of natural gas liquids (NGLs) and the separation ("fractionation") of mixed NGLs into component products (eg., ethane, butane, propane, isobutane). Such liquids are used as a petrochemical feedstock, for residential heating and cooking in rural areas, and blended into motor fuels. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents. NGL margins have been highly volatile over the past several years as profitability is dependent on the relationship between natural gas costs and NGL prices. Management believes that the industry is becoming much more competitive as demand increases for NGLs, especially petrochemical feedstock.

     Extraction is the process of removing NGLs from the gas stream, thereby reducing the Btu content and volume of incoming gas (referred to as "shrinkage"). In addition, some gas from the gas stream is consumed as fuel during the processing. The production costs of such liquids generally depend on the cost of the natural gas being processed and the underlying agreements. The Company compensates its gas suppliers for fuel and shrinkage costs in one of two ways, either by returning a percentage of the proceeds from the extracted NGLs to the supplier (a "percent of proceeds" contract) or by replacing an equivalent amount of gas (a "fuel and shrink" contract). Due to the volatility of the natural gas and NGL prices, "percent of proceeds" contracts generally provide a more stable cash flow. At August 31, 1996, the Company's processing plants are operating with 70 percent "fuel and shrink" and 30 percent "percent of proceeds" contracts.

     Of the Company's consolidated operating revenues, revenue from the gas processing business represented approximately 4.8, 6.8, and 8.3 percent for 1996, 1995, and 1994, respectively. Operating income before interest and taxes for the processing operation is 7.4, 6.0, and 3.7 percent of the consolidated operating income before interest and taxes for 1996, 1995, and 1994, respectively.

     PROCESSING CAPABILITIES - Recent developments include the expansion of plant gathering systems into new areas of production, the development of producer alliances and bringing plants to capacity. Future strategies include the relocation of under-utilized processing plants to new production areas, the expansion of existing capabilities and growth through acquisition of additional plants and gathering systems.

     Because of the generally favorable location of the plants and terms of the Company's processing and operating agreements, management anticipates continuing to have favorable fuel costs and anticipates that its currently competitive position in processing will remain so for the near future.

     PRODUCTION

     GENERAL - The Company's production operation strategy is to concentrate ownership of hydrocarbon reserves in Oklahoma in order to add value not only to its existing production operations but also to integrate the processing, marketing, transmission and storage businesses. As a result, the Company intends to focus its efforts on exploitation activities. Effective September 1, 1996, the Company merged ONEOK Exploration Company into ONEOK Resources Company.

     Of the Company's consolidated operating revenues, revenue from the production business represented approximately 2.1, 2.5, and 2.9 percent for 1996, 1995, and 1994, respectively. Operating income before interest and taxes for the production operation is 2.3, 3.4, and 0.8 percent of the consolidated operating income before interest and taxes for 1996, 1995, and 1994, respectively.

     PRODUCING RESERVES - Natural gas is the primary focus of the Company's production activities. As of August 31, 1996, the Company had working interests in 821 gas wells and 237 oil wells located primarily in Oklahoma and Louisiana. The Company acts as operator on 234 of these properties. A number of these wells are multiple completions.

     During 1996, the Company purchased substantially all of the Oklahoma oil and natural gas properties of SCANA Petroleum Resources. The $43.1 million purchase included over 500 producing properties of which 90 percent are natural gas. Also in 1996, the Company sold all of its oil and gas producing properties in Alabama and Mississippi for approximately $18.9 million.

     MARKET CONDITIONS - The goal of the Company is to develop an economical reserve base through acquisition and development. Additionally, the Company plans to become more active as an operator. In doing so, the Company competes with many large integrated oil and gas companies and numerous independent oil and gas companies of various sizes. The Company, like the rest of the industry, has occasionally curtailed some of its natural gas production because of low prices. Most production is sold to brokers at spot-market prices. The Company has expanded its hedging of gas production using swaps and futures contracts.

     OTHER BUSINESSES

     The Company, through two subsidiaries, owns a parking garage and leases an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma in which the Company's headquarters is located. The parking garage is owned and operated by ONEOK Parking Company. ONEOK Leasing Company leases excess office space to others. The downtown Tulsa office leasing market continues to have excess capacity. Rates remain relatively flat while the excess capacity is being absorbed by the market.

     On August 18, 1995, the Company, through a subsidiary, Fifth Street Investment Corporation, submitted a written offer to Midtown Associates, the general partner of Southwestern Associates (the "Partnership"), the owner of the office building, to acquire the Partnership's equity in the building, subject to existing indebtedness. The offer was rejected. On October 7, 1995, offers were made to purchase the interests of limited partners in the Partnership at a price of $102,000 per unit for up to 33 aggregate units. In addition, an offer was made to the limited partners guaranteeing at least $92,000 per unit when the building sells or the Partnership dissolves in return for proxies to vote the interests of the limited partners in the Partnership. The proxy offer was open to holders of the first 45 aggregate units (including up to 33 aggregate units for which the offers to purchase are accepted). The Company failed to receive a sufficient amount of acceptances and withdrew its offer.

ITEM 2.  PROPERTIES

(A)  DESCRIPTION OF PROPERTY

     REGULATED

     DISTRIBUTION - Oklahoma Natural Gas owned 14,680 miles of pipeline and other distribution facilities in Oklahoma at August 31, 1996. Oklahoma Natural Gas Company owns a five-story office building in Oklahoma City, Oklahoma, as well as a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout the state. Oklahoma Natural Gas Company also owns a fleet of vehicles and maintains an inventory of spare parts, equipment, and supplies. In addition, Oklahoma Natural Gas owns five underground storage facilities located throughout the state. Four of the storage facilities operated by Oklahoma Natural Gas are located in close proximity to its large market areas. These four storages have a combined storage capacity of 124.5 billion cubic feet. The other storage facility is located in western Oklahoma and is leased to and operated by another company. However, 21.5 billion cubic feet of storage capacity in this facility have been retained for use by Oklahoma Natural Gas.

     TRANSMISSION - Oklahoma Natural Gas owned a combined total of 3,840 miles of transmission and gathering pipeline in Oklahoma at August 31, 1996. Compression and dehydration facilities are located at various points throughout the pipeline system.

     Through a subsidiary, the Company leases 57.89 miles of transmission pipeline in Texas to the Red River Pipeline.

     PRODUCTION

     The Company owns varying economic interests, including overriding royalty interests, in 821 gas wells and 237 oil wells, some of which are multiple completions. Such interests are in wells located primarily in Louisiana and Oklahoma. The Company owns 73,227 net onshore developed leasehold acres and 14,014 net onshore undeveloped acres, located primarily in Louisiana, Oklahoma, and Texas. The Company owns no offshore acreage.

     Lease acreage in producing units is held by production. Leases not being held by production are generally for a term of three years and require payments of annual rentals.

     PROCESSING

     The Company owns interests in 15 gas processing plants which extract liquid hydrocarbons from natural gas. All are located in Oklahoma. The Company's share of the capacity of the plants totals 334 million cubic feet per day.

     OTHER

     The Company owns a parking garage with 1,179 parking spaces and land, subject to a long-term ground lease expiring in year 2009 with six five-year extensions available, upon which has been constructed a seventeen-story office building with approximately 517,000 square feet of net rentable space. The office building is being leased to the Company at a lease term of 25 years with six five-year renewal options. After any renewal period, the Company can purchase the property at its fair market value. The Company has occupied and reserved approximately 260,000 square feet of space for its own use and leases the remaining space to others.

(B)  OTHER INFORMATION

     Production figures are defined by the Securities and Exchange Commission
     (SEC) to include natural gas liquids from Company-owned leases. The Company produces a substantial amount of natural gas liquids as a result of ownership in several gas processing plants, but the Company does not own the reserves attributable to the leases producing the gas processed by these plants. As a result of this exclusion by the SEC, information concerning these natural gas liquids is not included in any of the tables in this section.

     OIL AND GAS RESERVES

     All of the oil and gas reserves are located in the United States.

     QUANTITIES OF OIL AND GAS RESERVES - See Note L of Notes to Consolidated Financial Statements on page 44.

     PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES - See Note M of Notes to Consolidated Financial Statements on page 44 and 45.

     RESERVE ESTIMATES FILED WITH OTHERS

     None.

     QUANTITIES OF OIL AND GAS PRODUCED

     The net quantities of oil and natural gas produced and sold, including intercompany transactions, were as follows:

     ---------------------------------------------------------------------------
     SALES                                    1996           1995           1994
     ---------------------------------------------------------------------------
     Oil (MBbls)                               435            466            515
     Gas (MMcf)                              9,406          8,775          8,043
     ---------------------------------------------------------------------------


     AVERAGE SALES PRICE AND PRODUCTION (LIFTING) COSTS

     Average sales prices and lifting costs are as follows:



     ---------------------------------------------------------------------------
                                                    1996       1995       1994
     ---------------------------------------------------------------------------
     Average Sales Price (a)
       Per Bbl of oil                             $  17.73   $  16.28   $  14.81
       Per Mcf of gas                             $   1.86   $   1.51   $   1.99
     Average Production Costs
       Per Mcfe (b)                               $   0.46   $   0.37   $   0.45
     ===========================================================================

     (a) In determining the average sales prices of oil and gas, sales to affiliated companies were recorded on the same basis as sales to unaffiliated customers.

     (b) For the purpose of calculating the average production costs per Mcf equivalent, barrels of oil were converted to Mcf using six Mcf of natural gas to one barrel of oil. Production costs do not include depreciation or depletion.

     WELLS AND DEVELOPED ACREAGE

     The table below shows gross and net wells in which the Company has a working interest at August 31, 1996, and does not include wells in which the Company has royalty or overriding royalty interests.

     ---------------------------------------------------------------------------
                                                            Oil              Gas
     ---------------------------------------------------------------------------
     Gross wells                                            219              693
     Net wells                                               79              210
     ---------------------------------------------------------------------------


     Gross developed acres and net developed acres by well classification are not available. Net developed acres for both oil and gas is 73,227 acres.

     UNDEVELOPED ACREAGE

     The gross and net undeveloped leasehold acreage at the end of the fiscal year was as follows:

     ---------------------------------------------------------------------------
                                                       GROSS               NET
     ---------------------------------------------------------------------------
     Alabama                                              548                 82
     Colorado                                              80                  1
     Louisiana                                          1,110                210
     Oklahoma                                          48,797             11,906
     Texas                                             13,891              1,815
     ---------------------------------------------------------------------------
      Total                                            64,426             14,014
     ---------------------------------------------------------------------------


     Of the net onshore undeveloped acres, approximately nine percent lies in the Ardmore Basin area, 34 percent in the Anadarko Basin area in Oklahoma, 43 percent in the Oklahoma portion of the Arkoma Basin, and 14 percent in the Texas Gulf Coast area.

     NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

     The net interest in total wells drilled, by well classification, is as follows:

     ---------------------------------------------------------------------------
                                                   EXPLORATORY       DEVELOPMENT
     ---------------------------------------------------------------------------
     1996
     Productive                                        0.0               2.7
     Dry                                               0.6               1.8
      Total                                            0.6               4.5
     ===========================================================================
     1995
     Productive                                        2.4               6.3
     Dry                                               1.8               1.9
      Total                                            4.2               8.2
     ===========================================================================
     1994
     Productive                                        0.9               5.6
     Dry                                               3.5               1.9
      Total                                            4.4               7.5
     ===========================================================================



     PRESENT DRILLING ACTIVITIES

     On August 31, 1996, the Company was participating in the drilling of seven wells. The Company's net interest in these wells amounts to 1.2 wells.

     FUTURE OBLIGATIONS TO PROVIDE OIL AND GAS

     None

ITEM 3. LEGAL PROCEEDINGS

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court, Oklahoma County ("Fent I case"). On October 6, 1988, the Plaintiffs filed a petition for reimbursement for the cost of replacement of a yard line and for repairing the gap in piping caused by the relocation of the meter to the property line and as a class action for similarly situated customers. The company moved to dismiss the action on the grounds the District Court did not have subject matter jurisdiction and a failure to state a cause of action for which relief could be granted. The District Court granted the motion to dismiss and the Plaintiffs appealed the decision. On August 14, 1991, the Court of Appeals reversed the trial court's decision and remanded the case for further proceedings. The appellate court held that the trial court had erred in ruling both that it was without jurisdiction and that the Plaintiffs had failed to state a cause of action, instead finding that under Commission Rule 6(a) the Company could be responsible for maintenance of the gas line up to the outflow side of the meter. As a result, the Company could have a duty to repair the gap caused by removal of the meter and to maintain and repair the yard line. The case was remanded to the District Court, the Company filed a related proceeding with the Oklahoma Corporation Commission seeking an interpretation of the applicable Commission rules, and although the Plaintiffs filed a motion in district court to certify the class, further proceedings in the case were stayed pending resolution of the appeal of the decision in the related Corporation Commission proceeding. The Corporation Commission proceeding was resolved. Plaintiffs filed a motion to lift the stay which was granted by the Court, enabling the case to proceed with discovery on the issue of whether claims should be certified as a class action and plaintiff's allowed to act as class representatives. The Company filed a motion to strike on the basis of the Oklahoma Corporation Commission decision in Fent III (see below) that the Company was not responsible for non-Fent yardlines, which was granted on July 26, 1996. Fent has appealed the ruling to the Oklahoma Supreme Court.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS, AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN THE CUSTOMERS' PROPERTY OR CURB LINES, AND SUCH CUSTOMERS' POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95000223, Oklahoma Corporation Commission ("Fent III" Case). [On February 24, 1992, in Cause PUD No. 001123 (hereinafter referred to as the "Fent II" case), the Commission issued Order No. 363449, holding that under the Commission Gas Rules and ONG Rules, a gas utility customer is financially responsible for the installation, maintenance, repair or replacement of the customer's yard line, being the line lying between the gas utility's main located at the property or curb line, or easement, and the premises being served, and lying outside of any easement, regardless of where the gas meter is located. The Commission's Order in Fent II was subsequently appealed to the Oklahoma Supreme Court, which issued an opinion in Fent v. Oklahoma Natural Gas Co., 898 P.2d 126 (1994), resulting in a reversal of the Commission's Order. In its opinion the Supreme Court stated that its pronouncement did not question the general power of the Commission to regulate utilities by rulemaking and to interpret its own rules; it was addressed narrowly to the agency's attempt to affect the Fent's pending district court claim. However, the Court reversed the Commission's Order in its entirety.] On September 27, 1995, the Company filed an application requesting that the Commission reaffirm its order in Fent II as it applies to ratepayers other than the Fents, for application in the Fent I case if it should be certified as a class action. On November 29,1995, Fent filed for a Writ of Prohibition with the Oklahoma Supreme Court which was denied on March 6, 1996. A hearing on the Company's application was held April 10, 1996 and an Order issued April 24, 1996 granting the Company's application. The Fents and Harold Jenks (another customer of the Company) have appealed the Order to the Oklahoma Supreme Court. The Company filed a response to the appeal and a motion to dismiss the Fent's appeal for lack of standing and their appeal was dismissed on September 23, 1996. The Jenks appeal is still pending.

UNITED STATES EX REL. JACK J. GRYNBERG V. ALASKA PIPELINE COMPANY, ET AL. (INCLUDING ONEOK INC.), No. 95-725-TFH, in the United States District Court for the District of Columbia. This is a qui tam action brought by the plaintiff on behalf of the United States pursuant to the False Claims Act, 31 U.S.C. Section 3729, et seq., to recover the underpayment of royalties on federally owned or Indian properties from 70 named pipeline companies, including ONEOK Inc. The plaintiff claims that the 70 named pipeline companies have underpaid royalties to the United States as a result of the improper measurement of the heating content and volume of natural gas which they purchased from the federally owned or Indian lands. On behalf of the United States, the plaintiff seeks to recover the proceeds for the underpayment of royalties, interest, treble damages, civil penalties of $5,000 to $10,000 for each violation by a defendant pipeline company of the False Claims Act, and an order requiring the defendant pipeline companies to discontinue the improper practices. The plaintiff also seeks to recover his expenses incurred in bringing the action, plus attorneys' fees and costs. All answers and responses to the Second Amended Complaint are due by November 13, 1996.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, ANY OFFICER, AGENT, OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28 AND 34, Cause No. PUD 960000039 and related dockets (PUD 96-85, 96-100, 96-186) Oklahoma Corporation Commission. Commissioner Anthony filed notice on February 13, 1996, and thereafter sought, in his capacity as an individual Commissioner, to investigate transactions between the Company and other entities in connection with the 1993 settlement of a long-running gas contract dispute between the Company and one of its gas suppliers, Creek Systems. The principal subject of the inquiry was a new gas supply arrangement entered into in connection with the settlement between the Company and an entity called Dynamic Energy Resources, which in turn assigned its interest in the contract to two other unrelated companies. Commissioner Anthony contended that he was questioning whether the new gas supply arrangement entered into as a result of the settlement had resulted in excessive gas costs to the Company's customers. The gas supply contracts in question had been examined in earlier audits by the Commission staff and no improper costs or other improprieties had been found. After extensive Commission proceedings and an original action in the Oklahoma Supreme Court challenging Anthony's authority to conduct such an individual investigation, a compromise was reached among all interested parties (other than Commissioner Anthony) pursuant to which another Commission staff investigation of the matter was conducted with full cooperation by the Company. The investigation has been completed and a report on the results is currently being compiled by the Staff.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, or financial position, or liquidity.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

(A)  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     None

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     All executive officers are elected at the annual meeting of directors and serve for a period of one year or until their successors are duly elected.

---------------------------------------------------------------------------------------------
                                    PERIOD SERVED     BUSINESS EXPERIENCE
NAME AND POSITION       AGE         IN SUCH CAPACITY  IN PAST FIVE YEARS
---------------------------------------------------------------------------------------------
LARRY W. BRUMMETT       46          1994 to present   Chairman of the Board of Directors,
Chairman of the Board,                                President, and Chief Executive Officer
President, and Chief
Executive Officer
                                    1993 to 1994      Executive Vice President of ONEOK
                                    1991 to 1993      Executive Vice President of Oklahoma
                                                      Natural Gas Company (ONG)
---------------------------------------------------------------------------------------------
DAVID L. KYLE           44          1995 to present   Member of the Board of Directors
President and Chief                 1994 to present   President and Chief Operating Officer
Operating Officer of                                  of Oklahoma Natural Gas Company
Oklahoma Natural Gas                1991 to 1994      Executive Vice President of
Company                                               Oklahoma Natural Gas Company
---------------------------------------------------------------------------------------------
JERRY D. NEAL           57          1992 to present   Vice-President, Treasurer, Chief
Vice-President, Treasurer,                            Financial Officer, and Chief
Chief Financial Officer, and                          Accounting Officer
Chief Accounting Officer
                                    1991 to 1992      Vice-President of Finance
---------------------------------------------------------------------------------------------
NORMAN E. DUCKWORTH     62          1996              Vice-President and Secretary
Vice-President and Secretary        1991 to 1996      Vice-President of Human Resources
---------------------------------------------------------------------------------------------
EUGENE N. DUBAY         48          1996              Vice-President of Corporate Development
Vice-President of                   1991 to 1995      Executive Vice-President and
Corporate Development                                 Chief Operating Officer of Missouri Gas
                                                      Energy
---------------------------------------------------------------------------------------------

                                   PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)  MARKET INFORMATION

     The Company's common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The high and low market prices of the Company's common stock for each fiscal quarter during the last two fiscal years were as follows:

     1996                                              HIGH                LOW
     First quarter                                   $24 13/16           $22
     Second quarter                                  $23 7/8             $20
     Third quarter                                   $27 1/2             $21 1/8
     Fourth quarter                                  $28 7/8             $24 3/8
     1995                                              HIGH                LOW
     First quarter                                   $18                 $15 7/8
     Second quarter                                  $18 3/8             $16 7/8
     Third quarter                                   $19 5/8             $17 1/4
     Fourth quarter                                  $23 7/8             $18 3/4


(B)  HOLDERS

     There were 13,267 holders of the Company's common stock at August 31, 1996.

(C)  DIVIDENDS

     Quarterly dividends declared on the Company's common stock during the last two fiscal years were as follows:


     ---------------------------------------------------------------------------
                                                              1996          1995
     ---------------------------------------------------------------------------
     First quarter                                        $    .29      $    .28
     Second quarter                                            .29           .28
     Third quarter                                             .30           .28
     Fourth quarter                                            .30           .28
     ---------------------------------------------------------------------------
       Total                                              $   1.18      $   1.12
     ===========================================================================

     Debt agreements pursuant to which the Company's outstanding long-term and short-term debt has been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $27,412,000 of retained earnings is so restricted. On August 31, 1996, $192,437,000 was available for dividends on the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

Following are selected financial data for the Company for each of the last five fiscal years. Dollar amounts are in millions of dollars, except per share amounts.

-----------------------------------------------------------------------------------------
                                     1996       1995       1994       1993       1992
-----------------------------------------------------------------------------------------
Operating revenues                 $1,224.3   $  954.2   $  784.1   $  789.1   $  677.1
Operating income before interest
 and income taxes                  $  121.0   $  105.5   $   92.0   $   96.5   $   83.9
Net income                         $   52.8   $   42.8   $   36.2   $   38.4   $   32.6
Total assets                       $1,219.9   $1,181.2   $1,148.1   $1,115.1   $1,069.9
Long-term debt                     $  351.9   $  363.9   $  376.9   $  391.9   $  397.9
Earnings per common share          $   1.93   $   1.58   $   1.34   $   1.43   $   1.21
Dividends per common share         $   1.18   $   1.12   $   1.11   $   1.06   $    .96
Percent of payout                      61.1%      70.9%      82.8%      74.1%      79.3%
Common equity per share            $  15.21   $  14.38   $  13.88   $  13.63   $  13.28
Return on common equity               12.64%     10.90%      9.65%     10.46%      9.09%
Ratio of earnings to
 fixed charges                         3.44       2.56       2.39       2.33       2.21
-----------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING ENVIRONMENT AND OUTLOOK

Each of the Company's business units has taken steps over the past two years to strengthen its competitive edge and position it to be a leader in the industry. The highlights for these units include:

o REGULATED OPERATIONS - Changes initiated by Oklahoma Natural Gas in 1995 allowed rates to be restructured for large industrial customers, positioning the Company to more effectively compete for additional customers. In addition, the OCC approved a request for a temperature adjustment clause that normalizes the effect of weather during the heating season, the first such program approved in Oklahoma.

o NONREGULATED OPERATIONS - ONEOK Gas Marketing experienced significant growth in the last year becoming a billion cubic foot per day marketing operation. The processing segment owns seven percent of the state's processing capacity. Gathering systems around six plants were expanded to bring them to operating capacity during the current year. The production segment has significantly reduced its exploration activities; rather it concentrates on exploitation activities and reserve ownership in Oklahoma. Currently, 89 percent of the Company's reserves are located in Oklahoma, up from 53 percent one year ago.

In the opinion of management, a significant indicator of future changes to be encountered by the Company came in the form of a notice of inquiry (NOI) regarding the restructuring of Oklahoma's gas utility industry issued by the OCC in the spring of 1996. The Company supports restructuring and unbundling the transmission, gathering, storage, customer service and gas supply functions. Unbundling should enhance customer choices, service and value and potentially should decrease unit costs, increase throughput, allow broader use of the Company's assets, and strengthen economic development.

The Company plans to launch two new ventures to enhance its marketing group. ONEOK Producer Services will bring gas marketing and other services to the small gas producer to fill a niche market. In addition, the Company has filed an application with FERC to market electricity.

CONSOLIDATED OPERATIONS

--------------------------------------------------------------------------------
  (THOUSANDS OF DOLLARS)                     1996          1995          1994
--------------------------------------------------------------------------------

  FINANCIAL RESULTS

   Operating revenues - regulated         $  538,169    $  594,923    $  616,090

   Operating revenue - nonregulated       $  686,176    $  359,272    $  167,977
--------------------------------------------------------------------------------
     Total operating revenue              $1,224,345    $  954,195    $  784,067

   Operating costs                        $1,030,442    $  795,202    $  635,795

   Depreciation, depletion and
     amortization                         $   72,868    $   53,480    $   56,243
--------------------------------------------------------------------------------
     Operating income                     $  121,035    $  105,513    $   92,029
================================================================================

                              EARNINGS PER SHARE

                                    [GRAPH]

This graph illustrates consolidated earnings per share of $1.93 in 1996, $1.58 in 1995, and $1.34 in 1994.

RESULTS OF OPERATIONS

The continued strong performance of the Company's regulated business, the rapid growth of the gas marketing segment and organizational changes implemented to maximize the value of its nonregulated businesses contributed to a 23.4 percent increase in net income. Higher earnings attributable to the regulated business are the result of reduced costs and increased margins. Growth of the gas marketing operations is attributable to weather related demand and effectively combining gas supply and commodity derivative knowledge in order to match buyers and sellers. Use of derivative instruments, such as futures contracts and swaps, allows ONEOK Gas Marketing to accept physical supply and sale contracts which use differing price indices and hedge the price risk to the Company.

The Company views its segments as operating within either a rate regulated environment (Regulated Operations) or a nonregulated (Nonregulated Operations). The nonregulated environment is further viewed as having three primary, vertically integrated segments: marketing, processing and production. In order to align this view with its financial reporting, the Company, beginning this year, is presenting the combined results of each operating environment. Nonregulated segment data is reported by process rather than entity.

REGULATED OPERATIONS

Oklahoma Natural Gas is a fully integrated intrastate natural gas distribution and transmission business, which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers primarily in the State of Oklahoma, and leases pipeline capacity to customers for their use in transporting natural gas to their facilities. ONG Transmission Company transports gas for others under Section 311(a) of the Natural Gas Policy Act of 1978 (NGPA). Oklahoma Natural Gas Company, ONG Transmission Company, ONGSayre Storage Company, and ONG Gas Gathering Company are consolidated for ratemaking purposes by the Oklahoma Corporation Commission.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                          1996         1995         1994
--------------------------------------------------------------------------------
FINANCIAL RESULTS

 Gas Sales                                    $487,294     $502,427     $524,961

 Cost of gas                                   247,299      316,867      353,516
--------------------------------------------------------------------------------
     Gross margins on gas sales                239,995      185,560      171,445

 Pipeline capacity lease margins                41,684       86,697       85,050

 Other revenues                                 11,394        7,551        7,759
--------------------------------------------------------------------------------
     Net revenues                              293,073      279,808      264,254

 Operating expenses                            144,927      146,986      135,139

 Depreciation, depletion and
 amortization                                   50,805       41,252       41,265
--------------------------------------------------------------------------------
     Operating income                         $ 97,341     $ 91,570     $ 87,850
================================================================================



--------------------------------------------------------------------------------
                                                    1996       1995       1994
--------------------------------------------------------------------------------

VOLUMES (MMCF)

Gas sales

      Residential                                   58,681     52,804     58,587

      Commercial                                    29,918     25,288     27,342

      Industrial                                    15,145     39,095     51,276

Pipeline capacity lease                            158,527    134,130    120,619
--------------------------------------------------------------------------------
 Total                                             262,271    251,317    257,824
================================================================================



--------------------------------------------------------------------------------
                                                 1996         1995         1994
--------------------------------------------------------------------------------

GROSS MARGIN PER MCF

 Residential                                     $2.92        $2.57        $2.13

 Commercial                                      $1.86        $1.88        $1.75

 Industrial                                      $ .84        $ .73        $1.79

 Pipeline capacity leases                        $ .20        $ .47        $ .45
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                            1996            1995            1994
--------------------------------------------------------------------------------

   Number of customers                   729,467         724,201         715,142

   Customers per employee                    404             377             362

   Capital expenditures
     (thousands)                      $   42,900      $   55,800      $   62,200

   Identifiable assets
     (thousands)                      $1,019,400      $1,023,000      $1,011,000
--------------------------------------------------------------------------------


OPERATIONAL HIGHLIGHTS - In the last two rate cases, sweeping changes were proposed to the way business had previously been conducted in order to be more competitive and to stabilize and improve earnings capacity. The rate structure that was approved shifted a significant amount of margin to core residential and commercial customers, and offset that shift by gas cost reductions.

The Company dominates the core energy service markets with over a 90 percent market share for water heating, cooking and home heating. Annual cost comparisons with electricity for these same services indicate that gas costs were at least 50 percent less, the largest difference being in home heating at

70 percent less. On a gas to gas comparison, Oklahoma Natural Gas Company rates were lower than the regional and national averages for residential, firm industrial and interruptible industrial services.

In 1996, significant changes occurred in the way the Company conducts its business. Highlights of those changes are:

o    Implemented a performance-based compensation system for all employees.

o Shifted the source of the net revenues from the industrial customer to the core residential and commercial customers. In 1996, 80 percent of net revenues was derived from gas sales and PCL revenues from the core customers, as compared to 63 percent in 1995 and 1994. Despite this shift in net revenues, the core customers experienced a net decrease in their cost of gas due to changes in gas purchasing and pricing practices.

o Strengthened cost controls throughout the organization. Total employees dropped by approximately six percent while increasing the number of customers by approximately two percent. This was accomplished through attrition and without compromising customer safety.

REGULATORY INITIATIVES - The OCC's NOI on restructuring Oklahoma's gas utility industry has set into motion the process of unbundling products and services. The Company believes and has stated in its response to the NOI that it envisions a restructured rate environment in which competition replaces the traditional regulated, full merchant utility function. The Company supports the unbundling of at least the transmission, gathering, storage, customer service and gas supply functions; however, because of the inefficient and costly duplication of certain functions, such as local distribution service, regulation will continue to be necessary in certain areas. Unbundling of the appropriate services could be accomplished within three to five years after final OCC approval.

Customer choice is the driving force behind the restructuring efforts and will ultimately provide a wide array of services from which to choose. The Company has already unbundled the gas supply function for many industrial and large commercial customers through the PCL program and envisions the separation of the gas supply function, referred to in the industry as "open access", as the first step in unbundling for small commercial and residential customers. The Company intends to file for OCC permission for a pilot open access project during the coming year and anticipates that open access can be accomplished within two years after the OCC adopts the final rules.

RATE CASE ACTIVITIES - November 1994 Rate Order - Ratified a $23.7 million rate increase of which $18.2 million had been approved on an interim basis in February of 1992. The rate order also established a monthly connection fee that will reduce the impact of seasonality of weather on earnings.

June 1995 Rate Order - Reduced the cost of service to the large industrial customers and shifted the reduction to the core customers through a tariff rider. Changes to gas purchasing and pricing practices offset the impact of the tariff rider and provide a net savings to the customer. A temperature normalization clause was adopted to further reduce the impact of seasonality on earnings. As part of the settlement, the Company agreed not to file for a general rate increase for two years.

CAPITAL EXPENDITURES - The Company's capital expenditure program includes expenditures for extending service to new areas, increasing system capabilities and general replacements and betterments. The 1996 capital expenditure program included $10 million for new business development and $2 million to improve peak storage deliverability. It is the Company's practice to maintain and periodically upgrade facilities to assure safe, reliable and efficient operations.

OPERATING RESULTS - Higher gross margins on gas sales result primarily from rate increases granted under the two rate cases completed in fiscal 1995 and higher usage billed during the winter heating season which lasts from November through April. Actual degree days in the 1996 heating season approximated normal (3,632 degree days) and accordingly the Temperature Adjustment Clause
(TAC)
had little impact on gas margins. Fluctuations in gas margins in 1995 and 1994 (prior to the implementation of the TAC) are directly attributable to weather as evidenced by total degree days of 3,358 and 3,874 during the respective winter heating seasons. Degree days is an industry measure of temperature variations from an established normal temperature of 65 degrees; a higher number of degree days reflects colder weather on the average. Despite an increase in the spot market price of gas during 1996 from 1995, the Company achieved a reduction in the cost of gas through changes in its gas purchasing and pricing practices approved in the June 1995 rate case. Fluctuation in the costs of gas from 1995 to 1994 reflects volume and spot market fluctuations. The significant decrease in PCL margins reflects the rate restructuring completed in 1995 which lowered rates to our large industrial customers in order to compete more effectively.

Operating expenses remained relatively unchanged in 1996 as compared to 1995 despite an $8.7 million increase in post-retirement benefit expense. Prior to the June 1995 rate case, such cost was deferred pending regulatory approval. Offsetting this increase in expense were reductions in labor costs, property damage claims and other operations and maintenance expenses. The increase in operating expenses in 1995 as compared to 1994 reflects increases in compensation relating to lump-sum incentive costs resulting from the attainment of corporate performance objectives and the recognition of net periodic pension costs previously deferred pending regulatory approval in the November 1994 rate case.

NONREGULATED OPERATIONS

The Company's nonregulated operations are involved in the production, processing and marketing of natural gas, oil and natural gas liquids. As a result of acquisitions and dispositions during the third quarter of 1996, the Company's producing properties are concentrated principally in Oklahoma where it also owns nonoperated interests in 15 gas liquids extraction plants. The gas marketing subsidiary directs its activities to end users in the mid-continent region of the United States. The Company also operates its headquarters office building and a parking garage.

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                         1996         1995         1994
--------------------------------------------------------------------------------
FINANCIAL RESULTS

 Gas sales                                  $  612,595   $  328,890   $  168,848

 Cost of gas                                   596,491      320,572      165,692
--------------------------------------------------------------------------------
   Gross margins on gas sales                   16,104        8,318        3,156

 Gas and oil production                         25,181       20,799       23,664

 Gas processing                                 73,337       67,217       63,591

 Other                                          16,560       11,800       11,822
--------------------------------------------------------------------------------
   Net revenues                                131,182      108,134      102,233

 Operating costs                                85,425       81,963       83,076

 Depreciation, depletion
   and amortization                             22,063       12,228       14,978
--------------------------------------------------------------------------------
 Operating income                           $   23,694   $   13,943   $    4,179
================================================================================



--------------------------------------------------------------------------------
                                                1996         1995         1994
--------------------------------------------------------------------------------
 OPERATING INFORMATION

Natural gas volumes (MMcf)

 Natural gas production                          9,406        8,775        8,043

 Residue gas                                     6,883        7,560        7,180

 Marketing                                     315,616      221,561       83,541

--------------------------------------------------------------------------------
                                               331,905      237,896       98,764
--------------------------------------------------------------------------------
Less intersegment sales

 Natural gas production                          3,978        1,640         --

 Residue gas                                     6,880        5,095         --

 Marketing                                       7,822       41,262       10,445

--------------------------------------------------------------------------------
                                                18,680       47,997       10,445
--------------------------------------------------------------------------------
 Net natural gas volumes                       313,225      189,899       88,319
================================================================================



MARKETING

OPERATIONAL HIGHLIGHTS - The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. Several operational changes instituted throughout the current year included increased use of gas storage facilities, hedging and transportation arbitraging. This allows the Company to capitalize on day-to-day pricing volatility by managing positions and moving large volumes of gas in short periods of time.

Beginning in 1997, the Company expects to introduce ONEOK Producer Services, an entity which will specialize in servicing small producers. Services will include well connection identification and facilitation, production balancing to nominated volumes and handling certain administrative accounting functions.

The Company has filed an application with FERC to market electricity. Management anticipates that permits will be granted during the first quarter of 1997. It is not anticipated that such activities will be a major contributor to earnings in 1997.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                         1996         1995         1994
--------------------------------------------------------------------------------
MARKETING SEGMENT

 Natural gas sales                         $  612,595   $  328,890   $  168,848

 Cost of gas                                  596,491      320,572      165,692
--------------------------------------------------------------------------------
   Gross margin on gas sales                   16,104        8,318        3,156

 Operating costs, net                           2,697        3,458         (607)

 Depreciation, depletion,
   and amortization                               484           80         --
--------------------------------------------------------------------------------
  Operating income                         $   12,923   $    4,780   $    3,763
================================================================================



--------------------------------------------------------------------------------
                                                1996         1995         1994
--------------------------------------------------------------------------------
OPERATING INFORMATION

Natural gas volumes (MMcf)                     315,616      221,561       83,541

Capital expenditures
 (thousands)                                $      370   $      921         --

Identifiable assets
 (thousands)                                $   71,200   $   41,400   $    7,500
--------------------------------------------------------------------------------


PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, the Company routinely enters into natural gas futures contracts, swaps and options as a method of protecting its margins on the underlying physical transactions. However, net open positions in terms of price, volume and specified delivery point do occur. For further discussion, see OTHER, Price Risk Management at page 25.

OPERATING RESULTS - The increase in profitability of the marketing business reflects the impact of the additional volume and price volatility resulting from weather related demand. As important, the Company focuses on serving a niche market of daily production trading. Such demand is precipitated by customers who have volatile consumption throughout a month or acquire a portion of their operating needs on the spot market as a method of hedging price changes. This sector of the market is potentially more profitable due to spot market volatility. In any one month, approximately 80 to 90 percent of the Company's volume results from such trading. In January 1995, the Company acquired the remaining 50 percent interest in a gas marketing entity. The results of operations attributable to this investment are included in operating costs prior to that date.

PROCESSING

OPERATIONAL HIGHLIGHTS - The Company's processing operation has nonoperating interests in 15 gas processing plants whose operations include the extraction and separation of natural gas liquids (NGLs) into distinct products (e.g., ethane, butane, propane and isobutane). Under certain market conditions it may become unprofitable to separate and sell certain products, a process referred to as rejection. Other factors contributing to the volatility in earnings are fluctuations in the price of natural gas which is consumed as "fuel and shrinkage" in the extraction process, fluctuation in the discreet market prices of NGLs, competition or processing plant capacity utilization.

Processing plant enhancement completed during 1996 included an expansion of the gathering systems behind certain plants, development of producer alliances and bringing most gas processing plants to capacity. The Company's joint interest partner completed construction of a gathering system servicing three processing plants. Management is pursuing producer alliances which will provide economical supplies and the dedication of additional production to the plants. Currently, 12 of the Company's processing plants are on-line and running at or near capacity.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                            1996         1995         1994
--------------------------------------------------------------------------------
PROCESSING SEGMENT

 Natural gas liquids
   and residue sales                        $   70,859   $   64,726   $   63,105

 Other                                             261          148        2,298
--------------------------------------------------------------------------------
   Operating revenues                           71,120       64,874       65,403

 Operating costs                                60,077       56,755       60,091

 Depreciation, depletion,
   and amortization                              2,063        1,790        1,899
--------------------------------------------------------------------------------
   Operating income                         $    8,980   $    6,329   $    3,413
================================================================================


--------------------------------------------------------------------------------
                                                1996         1995         1994
--------------------------------------------------------------------------------
  OPERATING INFORMATION

  Residue gas (MMcf)                             6,883        7,560        7,180

  Natural gas liquids
   (MGallons)                                  195,979      205,464      194,378

  Average NGL's price
   (Gallons)                                     0.297        0.261        0.251

  Fuel and shrink price
   (MMbtu)                                  $     1.82   $     1.64   $     1.86

  Capital expenditures
   (thousands)                              $    5,183   $    1,226   $    2,729

  Identifiable assets
   (thousands)                              $   26,700   $   25,200   $   28,800
--------------------------------------------------------------------------------


CAPITAL EXPENDITURES - The Company's portion of the gathering field addition was approximately $3.2 million. The remaining $2 million in capital expenditures during 1996 related to capital required to sustain operations. Prior years' expenditures generally related to capital required to sustain operations.

OPERATING RESULTS - Gas processing revenue rose, reflecting improving market conditions for NGLs. NGL sales volumes were lower, due to rejection.

PRODUCTION

OPERATIONAL HIGHLIGHTS - The Company's strategy is to concentrate ownership of hydrocarbon reserves in Oklahoma in order to add value not only to its existing production operations but also to the related processing, marketing, transmission, and storage businesses. Accordingly, the Company intends to focus on exploitation activities rather than exploratory drilling.

The volatility of energy prices has a significant impact on the profitability of this segment. In an effort to manage price risk as much as possible, the production segment expanded its hedging program in late 1996. As of August 31, 1996, approximately 76 percent of anticipated gas production in 1997 has been hedged primarily with swap agreements.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                          1996         1995         1994
--------------------------------------------------------------------------------
PRODUCTION SEGMENT

 Natural gas sales                          $   17,466   $   13,236   $   16,036

 Oil sales                                       7,716        7,563        7,628

 Liquids and residue gas                         2,477        2,491          486

 Other                                           5,675        1,582          330
--------------------------------------------------------------------------------
    Operating revenues                          33,334       24,872       24,480

 Operating costs                                11,341       11,257       11,573

 Depreciation, depletion,
   and amortization                             19,161       10,038       12,172
--------------------------------------------------------------------------------
    Operating income                        $    2,832   $    3,577   $      735
================================================================================



--------------------------------------------------------------------------------
OPERATING INFORMATION                           1996         1995         1994
--------------------------------------------------------------------------------
Proved Reserves

  Gas (MMcf)                                    74,068       39,226       32,370

  Oil (MBbls)                                    1,795        3,247        2,284
--------------------------------------------------------------------------------
Production

 Gas (MMcf)                                      9,406        8,775        8,043

 Oil (MBbls)                                       435          466          572
--------------------------------------------------------------------------------
Average Price

 Gas (Mcf)                                  $     1.85   $     1.51   $     1.95

 Oil (BBls)                                 $    17.73   $    16.22   $    14.18
--------------------------------------------------------------------------------
Capital Expenditures
 (thousands)                                $   46,733   $   25,000   $    8,327

Identifiable Assets
 (thousands)                                $   73,200   $   60,000   $   42,800
================================================================================

CAPITAL EXPENDITURES - During 1996, the Company purchased substantially all of the Oklahoma oil and natural gas properties of SCANA Petroleum Resources, Inc. The $43.1 million purchase included over 500 producing properties of which 90 percent are natural gas. Also in 1996, the Company sold all of its oil and gas properties in Alabama and Mississippi for approximately $18.9 million. The Company acquired working interests in oil and gas reserves located in Louisiana for approximately $18.3 million in 1995.

Capital expenditures related to a limited drilling program were approximately $3.4 million, $5.9 million and $8.3 million in 1996, 1995 and 1994, respectively.

OPERATING RESULTS - Net production revenues rose reflecting increased production capabilities over the last two years and an increase in natural gas prices during 1996 to 1994 levels. Other production revenue includes the gain on sale of the Alabama and Mississippi properties in the third quarter of 1996. Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluates impairment of production assets on a field by field basis rather than using a total company basis for its proved properties. As a result, the Company recognized a pre-tax impairment loss of $8.6 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company accesses funds through a short-term credit agreement and, if necessary, through long-term borrowings. The Company believes that internally generated funds and existing credit agreements will be sufficient to meet its debt service, dividend payment and capital expenditure requirements. However, certain events, such as significant acquisitions, may require additional long-term debt or equity financing. The following discussion of cash flows should be read in conjunction with the Company's Consolidated Statement of Cash Flows and the supplemental cash flow information included in note O of Notes to Consolidated Financial Statements.

OPERATING CASH FLOW


--------------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,
(THOUSANDS OF DOLLARS)                       1996          1995          1994
--------------------------------------------------------------------------------

 Cash provided by operating activites      $105,050      $109,559      $80,274
--------------------------------------------------------------------------------


Income before deferred taxes and depreciation, depletion and amortization increased by approximately $43 million in 1996 reflecting the overall increase in net income, changes in the components of current and deferred taxes and the recovery through rates of deferred costs settled in the 1995 rate proceedings. This increase from earnings was partially offset by fluctuations in the level of gas in storage and the timing of the recovery of gas costs. In late 1996, the Company received permission from the OCC to change its method of recovering purchased gas costs which had accumulated during the winter heating season resulting from the base cost of gas set during the June 1995 rate proceeding. In addition, the OCC will allow periodic changes in the base gas cost in order to reduce the impact on cash flow of future fluctuations in the weighted average cost of gas.

Income before deferred taxes and depreciation, depletion and amortization was $21 million lower in 1995 as compared to 1994 despite higher earnings in 1995, reflecting changes in the components of current and deferred taxes. This was offset by significant reductions in both gas in storage and the level of recovery of purchased gas costs.

INVESTING CASH FLOW

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                    1996           1995          1994
--------------------------------------------------------------------------------
 Cash used in investing activities       $71,985        $63,299       $68,357
--------------------------------------------------------------------------------


CAPITAL EXPENDITURES - Total capital expenditures increased in both 1996 and 1995; however, as discussed in the "Results from Operations," this is attributable to the acquisition of production assets for approximately $43 million and $18 million in each of those years respectively. Capital expenditures for 1997, excluding potential acquisitions, are estimated to be $63 million.

                     CAPITAL EXPENDITURES AND ACQUISITIONS
          ---------------------------------------------------
                                       1996     1995   1994
          ---------------------------------------------------
             capital expenditures     $52.3    $65.0  $73.9
          ---------------------------------------------------
             capital acquisitions     $43.1    $18.0  $0
          ---------------------------------------------------


                                   [GRAPH]


This graph illustrates capital expenditures and acquisitions of $52,291,000 expenditures and $43,064,000 acquisitions in 1996, $64,157,000 expenditures and $18,000,000 acquisitions in 1995 and $62,000,000 expenditures and $0.00 acqusitions in 1994.

ASSET SALES - Approximately $18 million and $8 million of proceeds were received in 1996 and 1994, resulting from the sale of production and drilling assets in 1996 and 1994, respectively. The sale of a pipeline investment for its approximate book value generated approximately $10.2 million in proceeds in 1995.

FINANCING CASH FLOW


-------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                    1996           1995           1994
-------------------------------------------------------------------------------
 Cash used in financing activities     $44,966        $38,306        $17,039
-------------------------------------------------------------------------------


SHORT-TERM DEBT - The Company uses short-term debt to help meet its need for operating funds, which fluctuates with seasonal demands for gas purchases, the levels of gas in storage and the Unrecovered Purchased Gas Cost (UPGC). A short-term unsecured credit agreement with several banks provides aggregate borrowings of up to $125 million for general corporate purposes. A master note with Bank of America provides an additional $30 million of borrowing capability. The maximum amount of short-term debt authorized by the Board of Directors is $150 million. Fluctuation in the amount of cash used in financing activities in each of the years presented is primarily a factor of short-term borrowings.

LONG-TERM DEBT - As of August 31, 1996, the Company could have issued approximately $292.5 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. With the current mix and relative sizes of the Company's businesses, Company goals are to achieve an equity to capital ratio of approximately 50 percent and to preserve or improve its current debt ratings. At August 31,1996, the equity component was 51 percent as compared to 49 percent a year ago. Debt ratings are A3 by Moody's Investor Service and A- by Standard and Poor's Corporation. No long-term debt is currently callable, and only the 8.7 percent, 9.7 percent and
9.75 percent series have call options commencing in October 1996, and December 1999 and 2000, respectively. No long-term debt was issued in the last three years.

STOCK AND DIVIDENDS - The Company had approximately 28 million shares of common stock, 160,000 shares of preferred stock and 3 million shares of preference stock available for issue at August 31, 1996, 1995 and 1994. Common stock dividends were $1.18, $1.12 and $1.11 per share in 1996, 1995 and 1994, respectively. Preferred stock dividends were $2.375 in each of the three years. Through the

Company's Stock Purchase and Dividend Reinvestment Program $2.04 million of dividends were reinvested into common stock during 1996.

LIQUIDITY - The regulated businesses continue to face competitive pressure to serve the substantial market represented by its large industrial customers. The loss of a substantial portion of its industrial load, without recoupment of the revenues from that loss, would have a materially adverse effect on the Company's financial condition. The Company has successfully competed for such load in large part with such innovative methods as its PCL and SISP programs. These programs were all designed to provide competitive alternatives for Oklahoma industry. Rate restructuring achieved in the June 1995 rate order further reduces the Company's risk in serving its large industrial customers.

OTHER

PRICE RISK MANAGEMENT - Commodity futures contract options and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures require the Company to buy or sell natural gas at a fixed price. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas. Swaps and options allow the Company to commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in price or the cost of the intervening transportation. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures, options and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized in income when the underlying physical transactions are closed. At August 31, 1996, the net deferred gain on these contracts was approximately $4.9 million.

NEW ACCOUNTING PRONOUNCEMENTS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which will become effective for years beginning after December 15, 1995. This Statement will require that financial statements include certain disclosures about stock-based employee compensation and allows, but does not require, a fair value-based method of accounting for such compensation. The Company will not adopt the fair value-based method of accounting, however, it will make the required disclosures in future stockholder reports.

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

The accompanying consolidated financial statements of ONEOK Inc. and subsidiaries as of August 31, 1996 and 1995, and for each of the years in the three-year period ended August 31, 1996, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their audits include reviews of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. The Independent Auditors' Report appears herein.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ONEOK Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK Inc. and subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK Inc. and subsidiaries as of August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended
August 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, effective March 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.



                                                     KPMG Peat Marwick LLP





Tulsa, Oklahoma
October 10, 1996

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------
Years Ended August 31,                                  1996           1995           1994
-------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues
  Regulated                                      $   538,169    $   594,923    $   616,090
  Nonregulated:
    Marketing                                        598,300        266,426         78,576
    Processing                                        58,395         64,874         64,735
    Production                                        25,479         24,042         23,024
    Other                                              4,002          3,930          1,642
-------------------------------------------------------------------------------------------
    Total Nonregulated                               686,176        359,272        167,977
-------------------------------------------------------------------------------------------
      Total Operating Revenues                     1,224,345        954,195        784,067
-------------------------------------------------------------------------------------------
Operating Expenses
  Cost of gas                                        807,694        574,513        426,634
  Operations and maintenance                         201,259        200,443        190,118
  Depreciation, depletion, and amortization           72,868         53,480         56,243
  General taxes                                       21,489         20,246         19,043
  Income taxes                                        33,037         25,342         21,095
-------------------------------------------------------------------------------------------
      Total Operating Expenses                     1,136,347        874,024        713,133
-------------------------------------------------------------------------------------------
      Operating Income                                87,998         80,171         70,934
-------------------------------------------------------------------------------------------
Interest
  Interest on long-term debt                          31,748         32,401         32,988
  Other interest                                       3,184          4,878          1,846
  Amortization of debt expense                           530            512            525
  Allowance for funds used during construction          (300)          (424)          (606)
-------------------------------------------------------------------------------------------
      Net Interest                                    35,162         37,367         34,753
-------------------------------------------------------------------------------------------
Net Income                                            52,836         42,804         36,181
Preferred Stock Dividends                                428            428            428
-------------------------------------------------------------------------------------------
      Income Available for Common Stock          $    52,408    $    42,376    $    35,753
===========================================================================================
Earnings Per Share of Common Stock               $      1.93    $      1.58    $      1.34
===========================================================================================
Average Shares of Common Stock
  Outstanding (Thousands)                             27,136         26,862         26,674
===========================================================================================

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------
August 31,                                                      1996         1995
----------------------------------------------------------------------------------
(Thousands of Dollars)

Assets
Property
  Distribution system                                     $  802,910   $  680,446
  Transmission system                                        258,870      338,596
  Gas storage                                                  4,195        4,235
  Gas gathering                                               34,196       45,433
  Oil and gas production                                     143,996      120,223
  Gas processing                                              75,512       70,363
  Other                                                       16,973       16,447
----------------------------------------------------------------------------------
    Total Property                                         1,336,652    1,275,743
  Accumulated depreciation, depletion, and amortization      541,618      509,833
----------------------------------------------------------------------------------
    Net Property                                             795,034      765,910
----------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                      598       12,499
  Accounts and notes receivable                              119,338       81,768
  Materials and supplies                                       5,136        5,803
  Gas in storage                                              86,420       76,320
  Advance payments for gas                                     5,764        6,214
  Deferred income taxes                                         --          3,440
  Purchased gas cost adjustment                               11,677         --
  Other current assets                                         4,213       10,042
----------------------------------------------------------------------------------
    Total Current Assets                                     233,146      196,086
----------------------------------------------------------------------------------
Deferred Charges and Other Assets
  Investments                                                  2,279       17,077
  Regulatory assets, net                                     155,253      166,923
  Other                                                       34,179       35,200
----------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                  191,711      219,200
----------------------------------------------------------------------------------
    Total Assets                                          $1,219,891   $1,181,196
==================================================================================

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------------------------
August 31,                                                                      1996         1995
--------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Liabilities and Shareholders' Equity
Common Shareholders' Equity
  Common Stock without par value: authorized 60,000,000
    share; issued and outstanding 27,260,646 and 27,020,004
    shares in 1996 and 1995                                               $  207,084   $  201,404
  Retained earnings                                                          207,611      187,225
--------------------------------------------------------------------------------------------------
    Total Common Shareholders' Equity                                        414,695      388,629
Preferred stock: $50 par and involuntary liquidation value;
  $53 voluntary liquidation value; Series A and B, 4 3/4% (cumulative);
  authorized 340,000 shares; issued 180,000
  shares of Series A in 1996 and 1995                                          9,000        9,000
--------------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                               423,695      397,629
--------------------------------------------------------------------------------------------------
Long-Term Debt                                                               336,821      350,821
Current Liabilities
  Long-term debt                                                              15,050       13,050
  Notes payable                                                               50,223       55,275
  Accounts payable                                                            96,872       58,174
  Accrued taxes                                                               10,820       15,448
  Accrued interest                                                             7,732        7,922
  Purchased gas cost adjustment                                                 --          2,706
  Customers' deposits                                                          6,316        6,759
  Deferred income taxes                                                        3,427         --
  Other                                                                       12,190       13,239
--------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                202,630      172,573
--------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
  Deferred income taxes                                                      180,620      189,330
  Customers' advances for construction
    and other deferred credits                                                76,125       70,843
--------------------------------------------------------------------------------------------------
    Total Deferred Credits and Other Liabilities                             256,745      260,173
--------------------------------------------------------------------------------------------------
Commitments and Contingencies                                                    -            -
--------------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                            $1,219,891   $1,181,196
==================================================================================================

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------
Years Ended August 31,                                          1996         1995         1994
-----------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities
  Net Income                                               $  52,836    $  42,804    $  36,181
  Depreciation, depletion, and amortization                   72,868       53,480       56,243
  Net losses of equity investees                                 173          811        1,455
  Deferred income taxes                                       (2,038)     (15,270)      10,021
  Other                                                       (5,675)         613         (528)
  Changes in assets and liabilities:
    (Increase) decrease in accounts and notes receivable     (37,570)     (32,726)       2,466
    (Increase) decrease in inventories                        (9,433)      12,331       (1,547)
    (Increase) decrease in other assets                        8,027        5,816       (1,812)
    (Increase) decrease in regulatory assets                   1,431       (2,981)     (24,866)
    Increase (decrease) in accounts payable and
      accrued liabilities                                     33,532       22,400        2,733
    Changes in purchased gas cost adjustment                 (14,383)      14,515      (20,658)
    (Increase) decrease in deferred credits
      and other liabilities                                    5,282        7,766       20,586
-----------------------------------------------------------------------------------------------
         Cash provided by operating activities               105,050      109,559       80,274
-----------------------------------------------------------------------------------------------
Investing Activities
  (Increase) decrease in other investments                      --          5,226       (2,324)
  Proceeds from sale of investment                              --         10,901         --
  Capital expenditures, net                                  (89,582)     (80,982)     (73,999)
  Proceeds from sale of property                              17,597        1,556        7,966
-----------------------------------------------------------------------------------------------
         Cash used in investing activities                   (71,985)     (63,299)     (68,357)
-----------------------------------------------------------------------------------------------
Financing Activities
  Payments of long-term debt                                 (12,000)     (12,971)     (15,000)
  Net issuance (payments) of notes payable                    (5,052)       5,170       28,000
  Dividends paid                                             (27,914)     (30,505)     (30,039)
-----------------------------------------------------------------------------------------------
         Cash used in financing activities                   (44,966)     (38,306)     (17,039)
-----------------------------------------------------------------------------------------------
Change in Cash and Cash Equivalents                          (11,901)       7,954       (5,122)
Cash and Cash Equivalents at the
  Beginning of Year                                           12,499        4,545        9,667
-----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Year                                              $     598    $  12,499    $   4,545
===============================================================================================


See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                        Common Shareholders' Equity
                                ------------------------------------------
                                  Common         Retained                         Preferred
                                  Stock          Earnings          Total            Stock
-------------------------------------------------------------------------------------------
(Thousands of Dollars)

Balance at September 1, 1993    $ 194,365       $ 168,784        $ 363,149        $   9,000
  Net income                         --            36,181           36,181             --
  Issuance of common stock          1,203            --              1,203             --
  Preferred stock dividends -
    $2.375 per share                 --              (428)            (428)            --
  Common stock dividends -
    $1.11 per share                  --           (29,611)         (29,611)            --
-------------------------------------------------------------------------------------------
Balance at August 31, 1994      $ 195,568       $ 174,926        $ 370,494        $   9,000
===========================================================================================


Balance at September 1, 1994    $ 195,568       $ 174,926        $ 370,494        $   9,000
  Net income                         --            42,804           42,804             --
  Issuance of common stock          5,836            --              5,836             --
  Preferred stock dividends -
    $2.375 per share                 --              (428)            (428)            --
  Common stock dividends -
    $1.12 per share                  --           (30,077)         (30,077)            --
-------------------------------------------------------------------------------------------
Balance at August 31, 1995      $ 201,404       $ 187,225        $ 388,629        $   9,000
===========================================================================================


Balance at September 1, 1995    $ 201,404       $ 187,225        $ 388,629        $   9,000
  Net income                         --            52,836           52,836             --
  Issuance of common stock          5,680            --              5,680             --
  Preferred stock dividends -
    $2.375 per share                 --              (428)            (428)            --
  Common stock dividends -
    $1.18 per share                  --           (32,022)         (32,022)            --
-------------------------------------------------------------------------------------------
Balance at August 31, 1996      $ 207,084       $ 207,611        $ 414,695        $   9,000
===========================================================================================



See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - ONEOK Inc. and subsidiaries (collectively, the Company) is a diversified energy company engaged in the production, processing, storage, transportation, distribution and marketing of environmentally clean fuels and products. The Company's business units are characterized as operating within either a rate regulated environment (Regulated Operations) or a nonregulated environment (Nonregulated Operations). The regulated business units provide natural gas distribution and transmission for about 75 percent of Oklahoma and during 1996 generated approximately 80 percent of operating income before income taxes. The nonregulated business has segments involved in various aspects of natural gas marketing, processing and production. The Company's other segment, whose results of operations are not material, operate and lease the Company's headquarters building and parking facility.

CONSOLIDATION - The consolidated financial statements include the accounts of ONEOK Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REGULATION - The regulated operations of the Company are primarily subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC). Certain other regulated activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC) and the Railroad Commission of Texas. Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

REVENUE RECOGNITION - The Company recognizes revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout each month, and the Company accrues unbilled revenues at the end of each month. Beginning in 1996, the Company's rate tariff for residential and commercial customers contains a temperature normalization clause that provides for billing adjustments from acutal volumes to normalized volumes during the winter heating season. Revenues from marketing, processing and production are recognized on the sales method. Credit is granted to these customers under customary terms.

REGULATED PROPERTY - Regulated distribution, transmission, and storage property is stated at cost. Such cost includes personnel costs, general and administrative costs, and an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of estimated average cost of borrowed funds (8.50 percent, 8.24 percent, and 8.21 percent, in 1996, 1995, and 1994, respectively) used during the construction of major projects and is recorded as a credit to earnings.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate approximated
3.6 percent in 1996, 3.7 percent in 1995, and 3.8 percent in 1994.

Maintenance and repairs are charged directly to expense. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of operating units or systems are recognized in income.

PRODUCTION PROPERTY - The Company uses the successful-efforts method to account for costs incurred in the acquisition and exploration of oil and natural gas reserves. Costs to acquire mineral interests in proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed. Unproved oil and gas properties which are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated, and an overall impairment allowance is provided based on the Company's experience.

Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of oil and gas reserves. Undeveloped properties are amortized based upon remaining lease terms and exploratory and developmental drilling experience.

OTHER PROPERTY - Gas processing plants and all other properties are stated at cost. Gas processing plants are depreciated using various rates based on estimated lives of available gas reserves. All other property and equipment is depreciated using the straight-line method over its estimated useful life.

INVENTORIES - Materials and supplies are priced at average cost.
Noncurrent gas in storage is classified as property and is priced at cost. Current gas in storage is valued using the last-in, first-out method. The estimated replacement cost of current gas in storage was $81.5 million at August 31, 1996, and $72.4 million at August 31, 1995.

INCOME TAXES - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is deferred and amortized for the OCC regulated operations and, for nonregulated operations, is recognized in income in the period that includes the enactment date. The Company continues to amortize previously deferred investment tax credits on gas distribution and transmission properties over the period prescribed by the OCC for ratemaking purposes.

COMMODITY PRICE RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the Company enters into futures transactions, swaps and options in order to hedge existing physical gas purchase or sale commitments. Gains and losses resulting from changes in market value of the various derivative instruments utilized as hedges are recognized in income when the underlying physical transaction is closed.

IMPAIRMENTS - Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluates impairment of production assets on a field by field basis rather than using a total company basis for its proved properties. As a result, the Company recognized a pre-tax impairment loss of $8.6 million in 1996, such loss is included in depreciation, depletion and amortization expense.

USE OF ESTIMATES - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

EARNINGS PER COMMON SHARE - The computation of earnings per common share is based on the weighted average number of shares of common stock outstanding. Unexercised stock options do not have a material dilutive effect on the reported amount of earnings per common share.

COMMON STOCK OPTIONS AND AWARDS - The Company follows the intrinsic value method of accounting for common stock options and awards issued to employees.

CASH AND CASH EQUIVALENTS - Items classified as cash equivalents for the purpose of the Consolidated Statements of Cash Flows include highly liquid temporary investments, with original maturities of three months or less, in "money market" or "pooled" investment accounts backed by government securities, bank certificates of deposit, or bank lines of credit.

RECLASSIFICATION - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(B)  REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization:


--------------------------------------------------------------------------------
AUGUST 31,                                                   1996         1995
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
Recoupable take-or-pay settlements                       $  100,155   $  104,746
Pension costs                                                33,426       37,607
Postretirement costs other than pensions                      9,386       10,603
Postemployment benefit costs                                  2,975        2,975
Income tax rate changes                                       8,354        8,887
Unamortized gas storage costs                                   957        2,105
--------------------------------------------------------------------------------
  Regulatory assets, net                                 $  155,253   $  166,923
================================================================================


The Company incurred approximately $3.1 million of recoupable costs attributable to resolutions of take-or-pay and pricing issues during 1995. No additional costs were incurred in 1996. The OCC has authorized recovery of the take-or-pay settlement costs through a combination of a surcharge to customers and revenues derived from certain transportation customers.

The pension and postretirement benefit costs previously deferred are currently being recovered through revenue and are being amortized to expense over a 10 to 18 year period. As discussed in note G, the OCC also approved recovery of pension and postretirement benefit costs through rates. The Company anticipates that postemployment benefit costs will be recovered in future rate filings. Amortization expense related to regulatory assets was approximately $11.7 million, $8.2 million, and $3.1 million in 1996, 1995, and 1994, respectively. An additional $2.1 million was recovered through gas purchase expense during 1995.

(C) LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

At August 31, 1996, the Company had a short-term unsecured credit agreement with several banks pursuant to which the banks have agreed to make loans to the Company from time to time in an aggregate amount not to exceed $125 million at any one time for general corporate purposes. The short-term credit agreement provides a back-up line of credit for short-term debt from other sources in addition to providing short-term funds. The facility fee requirement for this line of credit is .075 percent applied annually to the total line of credit. Borrowings under the agreement bear interest at offshore IBOR rates plus .200 percent per annum. No compensating balance requirements existed at August 31, 1996. A master note with Bank of America provides an additional $30 million of borrowing capability.

Short-term notes payable totaling $50.2 million at August 31, 1996, and $55.3 million at August 31, 1995, were outstanding. The notes carried average interest rates of 5.61 percent and 6.16 percent, respectively.

(D) LONG-TERM DEBT

All long-term notes payable at August 31, 1996, are unsecured. The aggregate current maturities of long-term debt for each of the five years ending August 31, 2001, are $15.1 million; $15.1 million; $13.1 million; $16.1 million; and $14.7 million, respectively, including $1.1 million each year callable at the option of the holder.


--------------------------------------------------------------------------------
AUGUST 31,                                                   1996         1995
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
Long-Term Notes Payable
 5.00% due 1996                                          $     --     $   12,000
 5.57% due 1997                                              14,000       14,000
 5.90% due 1998                                              10,000       10,000
 6.20% due 1999                                               8,000        8,000
 6.43% due 2000                                               5,000        5,000
 8.32% due 2007                                              40,000       40,000
 8.44% due 2004                                              40,000       40,000
 8.70% due 2021                                              34,871       34,871
 9.70% due 2019                                             125,000      125,000
 9.75% due 2020                                              75,000       75,000
--------------------------------------------------------------------------------
 TOTAL                                                   $  351,871      363,871
--------------------------------------------------------------------------------
Current maturities of
  long-term debt                                             15,050       13,050
--------------------------------------------------------------------------------
Long-term notes payable                                  $  336,821   $  350,821
--------------------------------------------------------------------------------


(E) CAPITAL STOCK

The holders of Series A preferred stock have full voting rights (two votes per share) and may redeem those shares in whole or in part at any time at the option of the Company. Holders are entitled to $53 per share, plus all dividends accrued or in arrears thereon, upon voluntary redemption or liquidation and $50 per share upon involuntary liquidation. No dividends were in arrears at August 31, 1996.

The Company has authorized three million shares of preference stock, none of which was outstanding at August 31, 1996, and approximately 28 million shares of unrestricted common stock available for issue. The Board has reserved two million shares of the Company's common stock for the Direct Stock Purchase and Dividend Reinvestment Plan of which 192,228 shares were issued in 1996; and has reserved approximately three million shares for the Thrift Plan for Employees of ONEOK Inc. and Subsidiaries.

In 1996, the Company approved the Key Employee Stock Plan which provides for compensation of certain officers and key employees with common stock or cash through various types of awards, including stock options, stock bonus, performance units and restricted stock. To date, 100,000 fixed options have been granted at an exercise price of $23.69; no options are exercisable by the employee until November 1996. No other awards have been granted. The Stock Performance Plan expired in 1996. During 1995, $1.9 million was expensed and 48,414 shares of common stock were issued in conjunction with this predecessor plan. No amounts were expensed in 1994. The Board has reserved 1,000,000 shares of common stock for this plan.

Also in 1996, the Company approved the Employee Stock PurchasePlan which is a non-compensatory plan that allows substantially all employees to purchase common stock at a 15 percent discount. The Board has reserved 350,000 shares of common stock for this plan.

Under the most restrictive covenants of the Company's loan agreements, $192.4 million (87.5 percent) of retained earnings at August 31, 1996, was available to pay dividends.

(F) INCOME TAXES

The provisions for income taxes are as follows:


-------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                       1996          1995          1994
-------------------------------------------------------------------------------
Current income taxes
  Federal                                 $   29,926    $   34,837    $    9,874
  State                                        5,150         5,775         1,201
-------------------------------------------------------------------------------
   Total current income taxes             $   35,076    $   40,612    $   11,075
================================================================================

Deferred income taxes
  Federal                                 $   (1,766)   $  (13,007)   $    8,555
  State                                         (272)       (2,263)        1,466
-------------------------------------------------------------------------------
   Total deferred income taxes            $   (2,038)   $  (15,270)   $   10,021
================================================================================


Following is a reconciliation of the provision for income taxes.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                        1996         1995         1994
--------------------------------------------------------------------------------
Pretax income                               $ 85,874     $ 68,146     $ 57,277
Federal statutory income tax rate              35.00%       35.00%       35.00%
--------------------------------------------------------------------------------
Provision for federal income taxes            30,056       23,851       20,047
Amortization of distribution property
  investment tax credits                        (727)        (739)        (739)
State income taxes, net of credits and
  federal tax benefit                          3,548        2,372        1,549
Other, net                                       160         (142)         238
--------------------------------------------------------------------------------
   Actual income tax expense                $ 33,037     $ 25,342     $ 21,095
================================================================================


At August 31, 1996, the Company had $2.1 million in deferred investment tax credits recorded in other deferred credits which will be amortized over the next three years.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.


--------------------------------------------------------------------------------
AUGUST 31,                                                     1996       1995
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
Deferred Tax Assets
  Investment write-down                                      $  1,373   $  1,373
  Accrued liabilities not deductible until paid                 7,016      5,099
  Net operating loss carryforwards                                754        800
  Regulatory assets                                             2,601      5,518
  Other                                                         2,052      1,789
--------------------------------------------------------------------------------
   Total deferred tax assets                                   13,796     14,579
  Valuation allowance for net operating loss
   carryforwards expected to expire prior to
   utilization                                                    754        800
--------------------------------------------------------------------------------
   Net deferred tax assets                                     13,042     13,779
Deferred Tax Liabilities
  Excess of tax over book depreciation and depletion          133,207    131,485
  Investment in joint ventures                                   --        5,394
  Regulatory assets                                            60,753     59,294
  Other                                                         3,129      3,496
--------------------------------------------------------------------------------
   Gross deferred tax liabilities                             197,089    199,669
--------------------------------------------------------------------------------
   Net Deferred Tax Liabilities                              $184,047   $185,890
================================================================================

The Company had remaining net operating loss carry-forwards for state income tax purposes of approximately $13.3 million at August 31, 1996, which expire, unless previously utilized, at various dates through the year 2009.

(G) EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN - The Company has a defined benefit retirement plan covering substantially all employees. Company officers and certain key employees are also eligible to participate in a supplemental retirement plan.

Net pension costs, as determined by an independent actuary, included the following:


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                       1996          1995          1994
--------------------------------------------------------------------------------
Service cost                             $    5,957    $    6,078    $    6,518
Interest cost                                23,525        22,659        20,599
Actual return on assets                     (72,138)      (27,438)      (12,404)
Net amortization and deferral                50,337         6,920        (6,761)
--------------------------------------------------------------------------------
  Net pension cost                       $    7,681    $    8,219    $    7,952
================================================================================


The Company generally funds pension costs at a level at least equal to the minimum amount required under the Employee Retirement Income Security Act of 1974. The accompanying table sets forth the funded status of the Company's plans, as determined by the independent actuary.


--------------------------------------------------------------------------------
AUGUST 31,                                                  1996         1995
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

Actuarial present value of vested benefit obligation     $(268,296)   $(254,138)
Accumulated benefit obligation                            (281,363)   $(266,227)
Projected benefit obligation                              (314,866)   $(311,526)
Plan assets at fair value, principally equity
  securities and an IPG fund                               328,459      269,180
--------------------------------------------------------------------------------
  Plan assets more (less) less than projected
   benefit obligation                                       13,593      (42,346)
Unrecognized net loss                                         (863)      59,172
Unrecognized prior service cost                                149          672
Unrecognized net asset                                      (3,739)      (4,206)
--------------------------------------------------------------------------------
  Prepaid pension cost                                   $   9,140    $  13,292
================================================================================


The projected benefit obligation was determined using an annual discount rate of 7.75 percent for 1996 and 1995; a long-term rate of return on plan assets of 8 percent and 9 percent for 1996 and 1995, respectively; and an average assumed long-term annual rate of salary increases of 4 percent and 5 percent for 1996 and 1995, respectively.

OTHER POSTRETIREMENT BENEFIT PLANS - The Company sponsors a defined benefit health care plan that provides postretirement medical benefits and life and accidental death and dismemberment benefits to substantially all employees who reach normal retirement age while working for the Company. The plan is contributory, with retiree contributions adjusted periodically, and contains other cost-sharing features such as deductibles and coinsurance. The Company began funding the plan in September 1996.

The Company elected to delay recognition of the accumulated postretirement benefit obligation (APBO) of approximately $72.2 million and amortize it over 20 years as a component of net periodic postretirement benefit cost.

Net periodic postretirement benefit cost includes the following components:


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                       1996         1995
--------------------------------------------------------------------------------

Service cost                                             $    1,704   $    1,820
Interest cost                                                 5,668        5,282
Net amortization and deferral                                 3,608        3,608
--------------------------------------------------------------------------------
  Net periodic postretirement benefit cost               $   10,980   $   10,710
================================================================================


For measurement purposes, an 8.85 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 1996, the rate was assumed to decrease gradually to 5.0 percent by the year 2003 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 31, 1996, by $10.9 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended August 31, 1996, by $1.4 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent at August 31, 1996.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet.


--------------------------------------------------------------------------------
AUGUST 31,                                                 1996          1995
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

Accumulated Postretirement Benefit Obligation
  Retirees                                             $  (49,500)   $  (48,164)
  Fully eligible active plan participants                  (3,246)       (4,176)
  Other active plan participants                          (21,708)      (22,868)
--------------------------------------------------------------------------------
  Accumulated postretirement benefit obligation           (74,454)      (75,208)
Unrecognized transition obligation                         61,341        64,949
Unrecognized net gain                                      (9,071)       (6,050)
--------------------------------------------------------------------------------
  Accrued postretirement benefit cost                  $  (22,184)   $  (16,309)
================================================================================


EMPLOYEE THRIFT PLAN - The Company has a Thrift Plan covering all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The annual cost of the plan was $3.7 million in 1996; $3.4 million in 1995; and $3.7 million in 1994 .


POSTEMPLOYMENT BENEFITS - The Company pays postemployment benefits to former or inactive employees after employment but before normal retirement.


REGULATORY TREATMENT - The OCC has approved the recovery of pension costs and other postretirement benefit costs through rates. The costs recovered through rates are based on current funding requirements and the net periodic postretirement benefit cost for pension and postretirement costs, respectively. Differences, if any, between the expense and the amount ordered through rates are charged to earnings.

(H)  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FINANCIAL INSTRUMENTS - The following table presents the carrying amounts and fair values of certain of the Company's financial instruments. Fair value is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair value of long term debt and notes payable have been determined using quoted market prices of same or similar issues, discounted cash flows and/or rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of natural gas and oil swaps, options and futures contracts generally reflect the estimated amounts that the Company would pay or receive to terminate the contracts at the reporting date, thereby taking into account the unrealized gains and losses on open contracts. There is no readily available market for natural gas swaps. The items presented without a carrying value are off-balance sheet financial instruments. All of the Company's financial instruments are held for purposes other than trading.


--------------------------------------------------------------------------------
                                                                     APPROXIMATE
(THOUSANDS OF DOLLARS)                                  BOOK VALUE    FAIR VALUE
--------------------------------------------------------------------------------
AUGUST 31, 1996

Cash and cash equivalents                               $      598    $      598

Accounts and notes receivable                           $  119,338    $  119,338

Natural gas swaps                                             --      $    2,924

Natural gas options                                           --      $       78

Long-term debt and notes payable                        $  351,871    $  377,383
--------------------------------------------------------------------------------
AUGUST 31, 1995

Cash and cash equivalents                               $   12,499    $   12,499

Accounts and notes receivable                           $   81,768    $   81,768

Long-term debt and notes payable                        $  363,871    $  393,000
--------------------------------------------------------------------------------


RISK MANAGEMENT - The Company's gas marketing, processing and production operations subject the Company's earnings to variability based on fluctuations in both the market price and transportation costs of natural gas and oil. The Company's exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months. In order to mitigate the financial risks associated with such activities the Company routinely enters into natural gas and oil futures contracts, swaps and options, collectively referred to herein as derivatives. Net open positions in terms of price, volume and specified delivery point do occur.

The futures contracts are purchased and sold on the New York Mercantile Exchange (NYMEX ) and require the Company to buy or sell natural gas at a fixed price. Swap agreements generally require one party to make payments based on the difference between a fixed price or fixed differential from the NYMEX price while the other party pays a price based on a published index. Swaps and options allow the Company to commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in the price of the gas or the cost of the intervening transportation. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. None of these derivatives are held for speculative purposes and, in general, the Company's risk managment policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives.

The total notional value of futures purchased and sold is $99.6 million and $101 million, respectively, at August 31, 1996. The term "notional amount" refers to the current contract unit price times the contract volume for the relevant derivative. In general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in general, changes in market value of these derivatives are offset by changes in the value associated with the underlying physical transaction or other derivatives.


--------------------------------------------------------------------------------
(VOLUMES IN MCF, THOUSANDS OF DOLLARS)
                                                                  ESTIMATED FAIR
                                      VOLUME        VOLUME         MARKET VALUE
AUGUST 31, 1996                      PURCHASED       SOLD         GAIN (LOSS)(A)
--------------------------------------------------------------------------------
Options                                   --          1,335         $       78

Swaps                                  178,632      178,432         $    2,924

Futures                                 54,680       53,460         $    1,935
--------------------------------------------------------------------------------


(A) Represents the estimated amount which would have been recognized upon termination of the relevant derivatives as of the date indicated. The amount which is ultimately charged or credited to earnings is affected by subsequent changes in the market value of these derivatives.

There were no material amounts of options, swaps or contracts outstanding at August 31, 1995 and 1994.

NYMEX-traded futures and option contracts are guaranteed by NYMEX and have nominal credit risk. All other derivative transactions expose the Company to off-balance sheet risk in the event of non-performance by the counterparts. In order to minimize this risk, the Company analyzes each counterparts financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an on-going basis. Swap agreements are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty. NYMEX traded futures and options contracts require daily cash settlement in margin accounts with brokers.

(I) SEGMENT INFORMATION

The Company conducts its business through five reporting segments: (1) Oklahoma Natural Gas, which includes gathering, transmission, storage, and distribution of natural gas, transportation of gas for others, and leasing pipeline capacity; (2) Marketing, which purchases and markets natural gas; (3) Processing, which includes extracting and selling natural gas liquids;
(4)Production, which includes exploiting, producing, and selling natural gas and oil; and (5) Other, which includes operating and leasing the Company's headquarters building and a related parking facility, and the Company's former contract drilling business, which was sold effective May 1, 1994.

Following is information relative to the Company's operations in different segments.

                                      OKLAHOMA
                                      NATURAL
(MILLIONS OF DOLLARS)                    GAS     MARKETING  PROCESSING PRODUCTION   OTHER      TOTAL
------------------------------------------------------------------------------------------------------
             1996
Sales to unaffiliated customers       $  538.2   $  598.3   $   58.4   $   25.5   $    4.0    $1,224.4
Intersegment sales                         2.2       15.5       12.7        7.9       26.0        64.3
------------------------------------------------------------------------------------------------------
  Total revenues                      $  540.4   $  613.8   $   71.1   $   33.4   $   30.0    $1,288.7
------------------------------------------------------------------------------------------------------
Operating income (loss) before
  interest and income taxes           $   97.3   $   12.9   $    9.0   $    2.8   $   (1.0)   $  121.0
Identifiable assets                   $1,019.4   $   71.2   $   26.7   $   73.2   $   29.4    $1,219.9
Depreciation, depletion, and
  amortization                        $   50.8   $    0.5   $    2.0   $   19.2   $    0.4    $   72.9
Capital expenditures                  $   42.9   $    0.4   $    5.2   $   46.7   $    0.2    $   95.4
======================================================================================================
             1995
Sales to unaffiliated customers       $  594.9   $  266.4   $   64.9   $   24.1   $    3.9    $  954.2
Intersegment sales                         1.8       62.9        0.0        0.8       12.4        77.9
------------------------------------------------------------------------------------------------------
  Total revenues                      $  596.7   $  329.3   $   64.9   $   24.9   $   16.3    $1,032.1
------------------------------------------------------------------------------------------------------
Operating income (loss)
  before income taxes                 $   91.6   $    4.8   $    6.3   $    3.6   $   (0.8)   $  105.5
Identifiable assets                   $1,023.0   $   41.4   $   25.2   $   60.0   $   31.6    $1,181.2
Depreciation, depletion, and
  amortization                        $   41.3   $    0.1   $    1.8   $   10.0   $    0.3    $   53.5
Capital expenditures                  $   55.8   $    0.9   $    1.2   $   25.0   $    0.1    $   83.0
======================================================================================================
             1994
Sales to unaffiliated customers       $  616.1   $   78.6   $   64.8   $   23.0   $    1.6    $  784.1
Intersegment sales                         1.7       91.6        0.6        1.5       10.9       106.3
------------------------------------------------------------------------------------------------------
  Total revenues                      $  617.8   $  170.2   $   65.4   $   24.5   $   12.5    $  890.4
------------------------------------------------------------------------------------------------------
Operating income (loss)
  before income taxes                 $   87.8   $    3.8   $    3.4   $    0.7   $   (3.7)   $   92.0
Identifiable assets                   $1,011.0   $    7.5   $   28.8   $   42.8   $   58.0    $1,148.1
Depreciation, depletion, and
  amortization                        $   41.3   $    0.0   $    1.9   $   12.2   $    0.9    $   56.3
Capital expenditures                  $   62.2   $    0.0   $    2.7   $    8.3   $    0.7    $   73.9
======================================================================================================

(J)  COMMITMENTS AND CONTINGENCIES

LEASES - The initial lease term on the Company's headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Rent for the lease accrues annually at $6.8 million a year until 2009. Rent payments were $5.8 million for 1996, 1995, and 1994. Estimated future minimum rental payments for the lease are $5.8 million for each of the years ended August 31, 1997 through 1999, $7.6 million for the year ended August 31, 2000, $9.3 million for each of the years ended August 31, 2001 through 2009.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received $2.5 million, $2.4 million, and $2.1 million in rental revenue during 1996, 1995, and 1994, respectively, for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are: $2.5 million in 1997; $2.0 million in 1998; $1.4 million in 1999; $1.1 million in 2000, $1.1 million in 2001; and a total of $3.5 million thereafter.

OTHER - The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's financial condition, results of operation, or cash flows.

(K)  OIL AND GAS PRODUCING ACTIVITIES

The following is historical revenue and cost information relating to the Company's production operations:


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                              1996        1995        1994
--------------------------------------------------------------------------------
Capitalized costs at end of year:
  Unproved properties                           $ 11,330    $  5,030    $  6,363
  Proved properties                              129,035     111,459      94,507
--------------------------------------------------------------------------------
   Total Capitalized Costs                       140,365     116,489     100,870
  Accumulated depreciation, depletion,
   and amortization                               74,129      65,376      61,052
--------------------------------------------------------------------------------
   Net Capitalized Costs                        $ 66,236    $ 51,113    $ 39,818
================================================================================
Costs incurred during the year:
  Property acquisition costs (unproved)         $    231    $    926    $  1,021
  Exploration costs                             $    601    $  1,228    $  2,731
  Development costs                             $  2,811    $  4,839    $  4,729
  Purchase of minerals in place                 $ 43,064    $ 15,099    $    101
--------------------------------------------------------------------------------


The accompanying schedule presents the results of operation for the Company's oil and gas production activities. The results exclude general office overhead and interest expense attributable to oil and gas production.


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                1996       1995       1994
--------------------------------------------------------------------------------

Net revenues from production:
  Sales to unaffiliated customers                 $ 25,478   $ 24,042   $ 23,023
  Gas sold to affiliates                             7,856        830      1,457
--------------------------------------------------------------------------------
   Net revenues from production                     33,334     24,872     24,480
--------------------------------------------------------------------------------
Production costs                                     5,494      4,565      4,912
Exploration expenses                                   574        680      1,419
Depreciation, depletion, and amortization           18,552      9,447     12,048
Income tax expense                                   3,311      3,868      2,222
--------------------------------------------------------------------------------
   Total expenses                                   27,931     18,560     20,601
--------------------------------------------------------------------------------
   Results of operations from
     producing activities                         $  5,403   $  6,312   $  3,879
================================================================================

(L) OIL AND GAS RESERVES (UNAUDITED)

Following are estimates of the Company's proved oil and gas reserves, net of royalty interests and changes therein, for the 1996, 1995, and 1994 fiscal years.


--------------------------------------------------------------------------------
                                                              OIL         GAS
PROVED RESERVES                                             (MBBLS)      (MMCF)
--------------------------------------------------------------------------------

September 1, 1993                                             2,832      38,790
  Revisions of prior estimates                                 (201)       (756)
  Extensions, discoveries, and other additions                  224       2,264
  Purchases of minerals in place                                  1         115
  Production                                                   (572)     (8,043)
--------------------------------------------------------------------------------
August 31, 1994                                               2,284      32,370
  Revisions of prior estimates                                  579          83
  Extensions, discoveries, and other additions                  241       4,002
  Purchases of minerals in place                                637      11,931
  Sales of minerals in place                                    (28)       (386)
  Production                                                   (466)     (8,774)
--------------------------------------------------------------------------------
September 1, 1995                                             3,247      39,226
  Revisions of prior estimates                                 (274)     (1,258)
  Extensions, discoveries, and other additions                   41       5,089
  Purchases of minerals in place                                928      42,347
  Sales of minerals in place                                 (1,712)     (1,930)
  Production                                                   (435)     (9,406)
--------------------------------------------------------------------------------
August 31, 1996                                               1,795      74,068
================================================================================
Proved developed reserves:
  August 31, 1993                                             2,352      34,792
  August 31, 1994                                             1,943      29,193
  August 31, 1995                                             3,068      36,946
  August 31, 1996                                             1,427      60,497
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                                1996       1995       1994
--------------------------------------------------------------------------------

Future cash inflows                               $173,166   $111,370   $ 98,270
Future production and development costs             53,491     29,684     26,103
Future income tax expense                           21,245     16,375     16,278
--------------------------------------------------------------------------------
Future net cash flows                               98,430     65,311     55,889
  10 percent annual discount for estimated
   timing of cash flows                             31,114     17,484     15,660
--------------------------------------------------------------------------------
Standardized measure of discounted future
  net cash flows relating to oil and gas
   reserves                                       $ 67,316   $ 47,827   $ 40,229
================================================================================

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                           1996        1995        1994
--------------------------------------------------------------------------------
Beginning of year                              $ 47,827    $ 40,229    $ 48,628
Changes resulting from:
  Sales of oil and gas produced, net of
   production costs                             (19,687)    (16,234)    (19,238)
  Net changes in price, development, and
   production costs                               4,054      (4,874)     (3,839)
  Extensions, discoveries, additions, and
   improved recovery, less related costs          6,056       6,377       5,112
  Purchases of minerals in place                 42,999      14,707         126
  Sales of minerals in place                    (20,962)       (871)       --
  Revisions of previous quantity estimates         (114)      5,520      (2,379)
  Accretion of discount                           3,885       5,107       6,360
Net change in income taxes                       (2,538)       (274)      3,260
Other, net                                        5,796      (1,860)      2,199
--------------------------------------------------------------------------------
End of year                                    $ 67,316    $ 47,827    $ 40,229
================================================================================


(N) QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater from November through May due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for 1996 and 1995 follows:

--------------------------------------------------------------------------------------------------
                                                                      Quarter
--------------------------------------------------------------------------------------------------
                   1996                               First     Second       Third       Fourth
--------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)

  Operating revenues
   Regulated                                       $ 104,858   $ 227,539   $ 131,396   $  74,376
   Nonregulated                                    $ 133,602   $ 237,201   $ 158,286   $ 157,087
  Operating income                                 $  22,815   $  71,508   $  27,835   $  (1,123)
  Income taxes                                     $   5,276   $  23,840   $   7,746   $  (3,825)
  Net income                                       $   8,423   $  38,543   $  11,707   $  (5,837)
  Earnings per share of common stock               $    0.31   $    1.42   $    0.42   $   (0.22)
  Dividends per share of common share              $    0.29   $    0.29   $    0.30   $    0.30
  Average shares of common stock
   outstanding (thousands)                            27,023      27,100      27,186      27,232
--------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------
                                                                      Quarter
--------------------------------------------------------------------------------------------------
                   1995                               First     Second       Third       Fourth
--------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)

  Operating revenues
   Regulated                                       $ 126,025   $ 244,687   $ 144,551   $  79,660
   Nonregulated                                    $  39,755   $  41,813   $ 157,726   $ 119,978
  Operating income                                 $  21,907   $  55,937   $  23,253   $   4,416
  Income taxes                                     $   4,835   $  17,811   $   4,810   $  (2,114)
  Net income                                       $   7,788   $  28,287   $   9,040   $  (2,311)
  Earnings per share of common stock               $    0.29   $    1.05   $    0.33   $   (0.09)
  Dividends per share of common share              $    0.28   $    0.28   $    0.28   $    0.28
  Average shares of common stock
   outstanding (thousands)                            26,690      26,712      27,020      27,020
--------------------------------------------------------------------------------------------------

(O)  SUPPLEMENTAL CASH FLOW INFORMATION


--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                               1996       1995       1994
--------------------------------------------------------------------------------

Cash Paid During the Year
  Interest (including amount capitalized)          $35,122    $37,642    $34,694
  Income taxes                                     $40,642    $34,513    $14,948
Noncash Transactions:
  Gas received as payment in kind                  $ 2,395    $86,033    $74,584
  Issuance of common stock related to:
   Stock Performance Plan                          $ 1,144       --      $ 1,203
   Acquisition of gas marketing
     partnership                                      --      $ 5,836       --
  Dividend reinvestment plan                       $ 4,536       --         --
  Distribution of net assets
   from partnership                                $14,625       --         --
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT


(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is included in Part I of this Form 10-K.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION


Information on executive compensation is shown in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information on security ownership of certain beneficial owners is shown in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     Information on security ownership of directors and officers is shown in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

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

     (10)(l) Second Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 17, 1995, incorporated by reference from 10-K dated August 31, 1995.

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

     (10)(o) Third Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated
               August 15, 1996, filed herewith on pages 55 through 63.

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

                                                                        Page No.
                                                                        --------
     (2) Financial Statements
         (a) Independent Auditors' Report                                  27
         (b) Consolidated Statements of Income for the
             years ended August 31, 1996, 1995, and 1994                   28
         (c) Consolidated Balance Sheets at August 31, 1996 and 1995       29-30
         (d) Consolidated Statements of Cash Flows for the
             years ended August 31, 1996, 1995, and 1994                   31
         (e) Consolidated Statements of Shareholders'Equity
             for the years ended August 31, 1996, 1995, and 1994           32
         (f) Notes to Consolidated Financial Statements                    33-46

     (3) Financial Statement Schedules

         None.

(B)  REPORTS ON FORM 8-K

         None.

OTHER MATTERS

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference in registrant's Registration Statements on Form S-8, Registration Nos. 33-04177 (filed May 21, 1996), 33-04179 (filed May 21, 1996), and 33-06857 (filed June 26, 1996):

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of October, 1996.



                                        ONEOK Inc.
                                        Registrant

                                        By: J. D. NEAL
                                           ----------------------------------
                                            J. D. Neal
                                            Vice President, Chief Financial
                                            Officer, and Treasurer (Principal
                                            Financial and Accounting Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 17th day of October, 1996.

LARRY W. BRUMMETT                           J. D. NEAL
-----------------------------               -----------------------------
Larry W. Brummett                           J. D. Neal
Chairman of the Board,                      Vice President, Chief
President, Chief Executive                  Financial Officer, and
Officer, and Director                       Treasurer (Principal Financial
                                            and Accounting Officer)

E. G. ANDERSON                              D. A. NEWSOM
-----------------------------               -----------------------------
E. G. Anderson                              D. A. Newsom
Director                                    Director

W. M. BELL                                  G. D. PARKER
-----------------------------               -----------------------------
W. M. Bell                                  G. D. Parker
Director                                    Director

D. R. CUMMINGS                              J. D. SCOTT
-----------------------------               -----------------------------
D. R. Cummings                              J. D. Scott
Director                                    Director

W. L. FORD                                  G. R. WILLIAMS
-----------------------------               -----------------------------
W. L. Ford                                  G. R. Williams
Director                                    Director

J. M. GRAVES                                S. L. YOUNG
-----------------------------               -----------------------------
J. M. Graves                                S. L. Young
Director                                    Director

S. J. JATRAS
-----------------------------
S. J. Jatras
Director

D. L. KYLE
-----------------------------
D. L. Kyle
Director

B. H. MACKIE
-----------------------------
B. H. Mackie
Director

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

     (10)(l) Second Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 17, 1995, incorporated by reference from 10-K dated August 31, 1995.

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

     (10)(o) Third Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated
               August 15, 1996, filed herewith on pages 55 through 63.

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