Form 10-Q
period 1996-11-30
ONEOK INC
filed 1996-12-27
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 for the quarterly period ended November 30, 1996.


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 for the transition period from __________ to_________



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

On November 30, 1996, the Company had 27,304,870 shares of common stock outstanding.

                                   ONEOK INC.
                         QUARTERLY REPORT ON FORM 10-Q





PART I -   FINANCIAL INFORMATION                                                                 PAGE NO.
            Consolidated Condensed Statements of Income -
              Three Months Ended November 30, 1996 and 1995                                         3

           Consolidated Condensed Balance Sheets -
              November 30, 1996, and August 31, 1996                                                4


           Consolidated Condensed Statements of Cash Flows -
              Three Months Ended November 30, 1996 and 1995                                         5


           Notes to Consolidated Condensed Financial Statements                                     6


           Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                         7 - 12


PART II -  OTHER INFORMATION                                                                        13 - 15

                         PART I - FINANCIAL INFORMATION
                          ONEOK INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                               November 30,
(Thousands of Dollars except per share amounts)                1996         1995
--------------------------------------------------------------------------------
OPERATING REVENUES
  Regulated                                                $113,246     $104,858
  Nonregulated                                              135,506      133,602
--------------------------------------------------------------------------------
     Total Operating Revenues                               248,752      238,460
--------------------------------------------------------------------------------
OPERATING EXPENSES
  Cost of gas                                               147,432      151,282
  Operations and maintenance                                 50,566       43,726
  Depreciation, depletion, and amortization                  16,984       15,862
  General taxes                                               5,092        4,775
  Income taxes                                                7,665        5,276
--------------------------------------------------------------------------------
     Total Operating Expenses                               227,739      220,921
--------------------------------------------------------------------------------
Operating Income                                             21,013       17,539
Interest                                                      8,839        9,116
--------------------------------------------------------------------------------
NET INCOME                                                   12,174        8,423
Preferred Stock Dividends                                       107          107
--------------------------------------------------------------------------------
     Income Available for Common Stock                     $ 12,067     $  8,316
================================================================================
Earnings Per Share of Common Stock                         $   0.44     $   0.31
================================================================================
Dividends Per Share of Common Stock                        $   0.30     $   0.29
================================================================================
Average Shares of Common Stock
  Outstanding (Thousands)                                    27,305       27,023
================================================================================

See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                              November 30,         August 31,
(Thousands of Dollars)                                                            1996                1996
----------------------------------------------------------------------------------------------------------------
ASSETS
Property                                                                      $ 1,342,855          $ 1,336,652
Accumulated depreciation, depletion, and amortization                             549,660              541,618
----------------------------------------------------------------------------------------------------------------
     Net Property                                                                 793,195              795,034
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                        13,028                  598
  Accounts and notes receivable                                                   168,987              119,338
  Inventories                                                                     102,258               91,556
  Other                                                                            19,841               21,654
----------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                         304,114              233,146
----------------------------------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
  Regulatory assets, net                                                          152,491              155,253
  Other                                                                            37,303               36,458
----------------------------------------------------------------------------------------------------------------
     Total Deferred Charges and Other Assets                                      189,794              191,711
----------------------------------------------------------------------------------------------------------------
     Total Assets                                                             $ 1,287,103          $ 1,219,891
================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDER'S EQUITY
  Common stock without par value:  authorized 60,000,000
   shares; issued and outstanding 27,304,870 shares at
     November 30, 1996 and 27,260,646 shares at August 31, 1996               $   208,233          $   207,084
  Retained earnings                                                               211,497              207,611
----------------------------------------------------------------------------------------------------------------
     Total Common Shareholders' Equity                                            419,730              414,695
----------------------------------------------------------------------------------------------------------------
Preferred stock:  $50 par and involuntary liquidation
  value; $53 voluntary liquidation value; Series A and B,
   4 3/4% (cumulative); authorized 340,000 shares; issued
     and outstanding 180,000 shares of Series A at
      November 30, 1996 and August 31, 1996                                         9,000                9,000
----------------------------------------------------------------------------------------------------------------
     Total Shareholders' Equity                                                   428,730              423,695
----------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                         336,821              336,821
CURRENT LIABILITIES
  Long-term debt                                                                   15,050               15,050
  Notes payable                                                                    85,220               50,223
  Accounts payable                                                                112,943               96,872
  Accrued taxes                                                                    21,028               10,820
  Accrued interest                                                                  9,286                7,732
  Other                                                                            22,426               21,933
----------------------------------------------------------------------------------------------------------------
     Total Current Liabilities                                                    265,953              202,630
----------------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                           179,800              180,620
  Customers' advances for construction and other deferred credits                  75,799               76,125
----------------------------------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                                255,599              256,745
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies                                                        -                    -
----------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                              $ 1,287,103          $ 1,219,891
================================================================================================================

See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                November 30,
(Thousands of Dollars except per share amounts)               1996         1995
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income                                              $ 12,174     $  8,423
  Depreciation, depletion, and amortization                 16,985       15,862
  Net losses of equity investees                                91          207
  Deferred income taxes                                       (647)        (984)
  Changes in assets and liabilities                        (31,899)     (25,228)
-------------------------------------------------------------------------------
     Cash used in operating activities                      (3,296)      (1,720)
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Changes in other investments, net                            569          135
  Capital expenditures, net of salvage                     (12,701)     (11,806)
-------------------------------------------------------------------------------
     Cash used in investing activities                     (12,132)     (11,671)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Issuance of notes payable, net                            34,997       15,000
  Payments of debt                                             -            (34)
  Issuance of common stock                                     578          -
  Dividends paid                                            (7,717)      (7,392)
-------------------------------------------------------------------------------
     Cash provided by financing activities                  27,858        7,574
-------------------------------------------------------------------------------
  Change in cash and cash equivalents                       12,430       (5,817)
  Cash and cash equivalents at beginning of year               598       12,461
-------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                $ 13,028     $  6,644
===============================================================================

See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1996.

    RECLASSIFICATION. Certain amounts in the November 1995 consolidated condensed financial statements have been reclassified to conform with the November 1996 presentation.

B.  SIGNIFICANT EVENTS

    The Company and Western Resources Inc. (Western) announced a strategic alliance combining the natural gas assets of both companies. The agreement provides for the Company to own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma. In exchange for the assets, Western will receive approximately three million shares of common stock and 19 million shares of convertible preferred stock making Western the largest shareholder of the Company. The preferred stock will be non-voting and convertible into common shares only under certain circumstances. Additionally, a standstill agreement prevents Western from increasing their position in the Company for 15 years and restricts the conditions under which Western can vote any common shares created from conversion of its preferred stock.

    Western's gas distribution system serves 660,000 customers. The assets include 10,068 miles of pipeline, a Kansas gas processing plant with 15 million cubic feet per day capacity, a 42 percent interest in a New
    Mexico plant with a 200 million cubic feet per day capacity, and a natural gas marketing company with a retail marketing focus. The transaction is expected to close in mid-1997.


C.  REGULATORY ASSETS

    The following table is a summary of regulatory assets, net of amortization, outstanding at November 30, 1996 and August 31, 1996.

----------------------------------------------------------------
                                           Nov. 30,     Aug. 31,
(Thousands of dollars)                       1996         1996
----------------------------------------------------------------
Recoupable take-or-pay settlements        $ 98,996     $100,155
Pension costs                               32,380       33,426
Postretirement costs other than pensions     9,248        9,386
Postemployment benefits costs                2,975        2,975
Income tax rate changes                      8,222        8,354
Unamortized gas storage costs                  670          957
----------------------------------------------------------------
  Regulatory Assets, Net                  $152,491     $155,253
================================================================


D.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following table is supplemental information relative to the Company's cash flows for the three months ended November 30, 1996 and November 30, 1995.

----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
(Thousands of dollars)                       1996         1995
----------------------------------------------------------------
Cash paid during the period for:
  Interest                                  $7,019       $4,521
  Income taxes                                   -       $2,523
Noncash transactions-
  Gas received as payment in kind           $  163       $  745
Common stock issued under dividend
  Reinvestment program                      $  572       $  551
================================================================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

    ONEOK Inc. provides natural gas and related products and services to its customers through regulated and nonregulated segments. The regulated business unit provides natural gas distribution and transmission services for about 75 percent of Oklahoma. The nonregulated business unit is primarily involved in the marketing, processing and production of natural gas and natural gas liquids.

CONSOLIDATED OPERATIONS

The Company continues to take steps to strengthen its competitive edge and position itself to be a leader in the industry. Intensive efforts to acquire additional gas distribution and transmission facilities to enhance its operations has resulted in the recent announcement of a strategic alliance to combine the natural gas assets of the Company and Western Resources. Under this alliance, the Company will own and operate the natural gas assets of Western Resources located in Kansas and northeast Oklahoma while Western Resources will become the largest equity holder of ONEOK through a combination of common and convertible preferred stock. This transaction, anticipated to close by mid-1997, will require approvals from ONEOK shareholders, the Oklahoma Corporation Commission, the Kansas Corporation Commission and the Securities and Exchange Commission, and antitrust clearance under the Hart-Scott-Rodino Act.

-----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
(Thousands of dollars)                      1996         1995
-----------------------------------------------------------------
Financial Results
Operating revenues - regulated             $ 113,246    $ 104,858
Operating revenues - nonregulated            135,506      133,602
-----------------------------------------------------------------
  Total operating revenues                   248,752      238,460
Operating costs                              203,090      199,783
Depreciation, depletion and amortization      16,984       15,862
  Operating income before taxes            $  28,678    $  22,815
=================================================================


                               EARNINGS PER SHARE
                          THREE MONTHS ENDED NOVEMBER
                                    [BAR CHART]

Graph indicates Earnings Per Share for Regulated and Nonregulated companies. Regulated E.P.S. is $0.20 for 1996 and $0.23 for 1995. Nonregulated E.P.S. is $0.24 for 1996 and $0.08 for 1995.

                        1996    1995
[x]     Regulated       $0.20   $0.23
[ ]     Nonregulated    $0.24   $0.08

The marketing operation launched a new venture, ONEOK Producer Services, in order to bring gas marketing and other services to the small gas producer to fill a niche market. An application with FERC to market electricity was approved.

REGULATED OPERATIONS

ONEOK's regulated operations are conducted through Oklahoma Natural Gas Company
(ONG), an integrated intrastate natural gas distribution and transmission business which serves residential, commercial and industrial customers in the state of Oklahoma. ONG also leases space in its pipeline system under its Pipeline Capacity Lease (PCL) program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission.










                               GAS SALES VOLUMES
                                      MMCF

[BAR CHART]

                         1996    1995
[x] Residential         10,826   9,892
[ ] Commercial           5,419   4,744
[ ] Industrial           2,758   4,351
[ ] PCL                 40,727  37,155

Graphs shows gas sales volumes for 1996 and 1995 in MMcf. 1996 volumes were PCL 40,727 MMcf. Commercial 5,419 MMcf, Industrial 2,758 MMcf and Residential 10,826 MMcf. 1995 volumes were PCL 37,155 MMcf, Commercial 4,744 MMcf, Industrial 4,351 MMcf and Residential 9,892 MMcf.

-----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
(Thousands of dollars)                      1996         1995
-----------------------------------------------------------------
FINANCIAL RESULTS
Gas sales                                 $  102,061     $ 92,203
Cost of gas                                   50,214       42,054
-----------------------------------------------------------------
  Gross margins on gas sales                  51,847       50,149
Pipeline capacity lease margins                9,606        9,238
Other revenues                                 1,836        3,785
-----------------------------------------------------------------
  Net revenues                                63,289       63,172
Operating expenses                            33,390       32,511
Depreciation, depletion and amortization      12,889       12,380
-----------------------------------------------------------------
  Operating income before taxes           $   17,010     $ 18,281
=================================================================



-----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
                                            1996         1995
-----------------------------------------------------------------
GROSS MARGIN PER MCF
  Residential                             $     3.57    $    3.86
  Commercial                              $     2.30    $    2.43
  Industrial                              $     0.96    $    0.59
  Pipeline capacity lease                 $     0.19    $    0.18
=================================================================


-----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
                                            1996         1995
-----------------------------------------------------------------
VOLUMES (MMCF)
Gas sales
  Residential                                 10,826        9,892
  Commercial                                   5,419        4,744
  Industrial                                   2,758        4,351
Pipeline capacity leases                      40,727       37,155
-----------------------------------------------------------------
Total                                         59,730       56,142
=================================================================



Net revenues and gross margins from base sales rates increased over the same period one year ago due to an increase in the number of customers and the resulting increase in volumes sold and/or transported under a pipeline capacity lease (PCL) agreement partially offset by a decrease in the gross margin per Mcf for residential and commercial customers. Operating costs, as a percentage of net revenue, increased slightly over the same period one year ago while the number of customers served and volumes increased.

-----------------------------------------------------------------
                                             Three Months Ended
                                                 November 30,
                                            1996         1995
-----------------------------------------------------------------
Number of customers                          744,437      736,215
Customers per employee                           417          388
Capital expenditures (thousands)          $   10,201   $   11,040
Identifiable assets (thousands)           $1,067,877   $1,063,500
=================================================================

NONREGULATED OPERATIONS

ONEOK's nonregulated operations are involved in the marketing, processing and production of natural gas, oil and natural gas liquids. The gas marketing subsidiary directs its activities to the mid-continent region of the United States. The Company's interests in 15 gas liquids extraction plants and its producing properties are concentrated principally in Oklahoma. The Company also operates its headquarters office building and a parking garage.

---------------------------------------------------------------------------
                                                    THREE MONTHS ENDED
                                                        NOVEMBER 30,
(THOUSANDS OF DOLLARS)                             1996              1995
---------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas sales                                        $108,665          $117,668
Cost of gas                                       105,237           115,187
---------------------------------------------------------------------------
   Gross margins on gas sales                       3,428             2,481
Gas and oil production                              9,171             5,371
Gas processing                                     23,132            15,189
Other                                               3,918             2,664
---------------------------------------------------------------------------
   Net revenues                                    39,649            25,705
Operating expenses                                 23,885            17,690
Depreciation, depletion and amortization            4,095             3,481
---------------------------------------------------------------------------
   Operating income before taxes                 $ 11,669           $ 4,534
===========================================================================


---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                                        NOVEMBER 30,
                                                   1996              1995
---------------------------------------------------------------------------
COMBINED NONREGULATED
  NATURAL GAS OPERATIONS
Natural gas volumes (MMcf)
  Marketing                                       54,587             81,535
  Natural gas production                           3,577              2,151
  Residue gas                                      1,549              1,809
---------------------------------------------------------------------------
                                                  59,713             85,495
---------------------------------------------------------------------------
Less intersegment sales
  Marketing                                          969              1,678
  Natural gas production                           1,700                840
  Residue gas                                      1,549              1,807
---------------------------------------------------------------------------
                                                   4,218              4,325
---------------------------------------------------------------------------
Net natural gas volumes                           55,495             81,170
===========================================================================

Total nonregulated operating income increased for the first quarter primarily as a result of improvements in marketing margins, product prices and gas production.

---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                                        NOVEMBER 30,
(THOUSANDS OF DOLLARS)                             1996             1995
---------------------------------------------------------------------------
MARKETING SEGMENT
Natural gas sales                                $108,665           $117,668
Cost of gas                                       105,237            115,187
----------------------------------------------------------------------------
  Gross margins on gas sales                        3,428              2,481
Other                                                 454                271
----------------------------------------------------------------------------
Operating revenues                                  3,882              2,752
Operating costs, net                                  805                983
Depreciation, depletion and amortization              114                 28
----------------------------------------------------------------------------
  Operating income before taxes                  $  2,963           $  1,741
============================================================================

---------------------------------------------------------------------------
                                                     THREE MONTHS ENDED
                                                        NOVEMBER 30,
                                                   1996             1995
---------------------------------------------------------------------------
MARKETING SEGMENT
Operating Information
  Natural gas volumes (MMcf)                       54,587             81,535
  Capital expenditures (thousands)                    $40                $87
  Identifiable assets (thousands)                 $97,620            $28,500
============================================================================


Increased profitability of the Company's gas marketing operation is attributable to operational changes implemented in fiscal 1996 which enabled the Company to capitalize on day to day pricing volatility. Such changes included increased use of gas storage facilities, hedging and transportation arbitraging. The decrease in gas marketing volumes reflects the emphasis on daily trading activity. Gross margin rose reflecting the operational changes and a significant increase in price volatility for both the physical and futures market over the same quarter one year ago. An aggressive marketing strategy using hedging and gas storage has allowed the marketing operation to take advantage of the volatility in gas prices.


                             MARKETING MARGINS/MCF
                           QUARTER ENDED NOVEMBER 30



                                    [CHART]


                          1996         1995
                          -----        -----
[   ]    Margins          $0.06        $0.03



Graph shows Marketing margins per Mcf for 1996 and 1995. Margins for 1996 were $0.06 per Mcf and $0.03 per Mcf for 1995.

--------------------------------------------------------------------------------
                                              Three Months Ended
                                                 November 30,
(Thousands of dollars)                        1996          1995
--------------------------------------------------------------------------------
PROCESSING SEGMENT
Natural gas liquids and residue sales       $22,478       $14,545
Other                                             1            62
--------------------------------------------------------------------------------
Operating revenues                           22,479        14,607
Operating costs, net                         17,001        11,852
Depreciation, depletion and amortization        521           468
--------------------------------------------------------------------------------
  Operating income before taxes             $ 4,957       $ 2,287
================================================================================

--------------------------------------------------------------------------------
                                              Three Months Ended
                                                 November 30,
                                             1996           1995
--------------------------------------------------------------------------------
PROCESSING SEGMENT
Operating Information
 Residue gas (MMcf)                           1,549         1,809
 Natural gas liquids (MBbls)                 52,772        44,933
 Average NGL's price (Bbls)                 $ 0.370       $ 0.266
 Fuel & Shrink price (MMbtu)                $  1.84       $  1.37
 Capital expenditures (thousands)           $   316       $ 3,578
 Identifiable assets (thousands)            $30,086       $27,200
================================================================================

Gas processing volumes and revenue rose reflecting improved market conditions for natural gas liquids (NGL). Product prices and processing margins, were at the highest level in recent times. This was partially offset by increased fuel and shrink costs due to higher gas prices.



--------------------------------------------------------------------------------
                                              Three Months Ended
                                                 November 30,
(Thousands of dollars)                        1996          1995
--------------------------------------------------------------------------------
PROCESSING SEGMENT
Natural gas sales                           $ 7,288       $ 3,094
Oil residue sales                             1,883         2,276
Liquids and residue                             654           645
Other                                           100            34
--------------------------------------------------------------------------------
Operating revenues                            9,925         6,049
Operating costs, net                          2,584         2,213
Depreciation, depletion and amortization      3,370         2,896
--------------------------------------------------------------------------------
  Operating income before taxes             $ 3,971       $   940
================================================================================

--------------------------------------------------------------------------------
                                              Three Months Ended
                                                 November 30,
(Thousands of dollars)                        1996          1995
--------------------------------------------------------------------------------
PRODUCTION SEGMENT
Proved Reserves
 Gas (MMcf)                                  74,766        35,294
 Oil (MBbls)                                  1,715         3,777
--------------------------------------------------------------------------------
Production
 Gas (MMcf)                                   3,577         2,151
 Oil (MBbls)                                     90           138
--------------------------------------------------------------------------------
Average price
 Gas (Mcf)                                  $  2.04       $  1.44
 Oil (Bbls)                                 $ 21.00       $ 16.50
--------------------------------------------------------------------------------
Capital expenditure (thousands)             $ 1,380       $   619
Identifiable assets (thousands)             $72,606       $60,100
================================================================================

Gas production volumes increased over the same quarter one year ago due to the purchase of additional producing properties during the third quarter of 1996. The increase in the average price of gas and oil is attributable to general market conditions and an aggressive marketing campaign conducted through the Company's gas marketing segment. The production operation continues to actively look for acquisitions. The operation also continues to seek opportunities to sell producing properties located outside of Oklahoma.

The Company will continue to adhere to a prudent risk management strategy of hedging any fixed price or location differential transactions using natural gas futures contracts or other derivative agreements to offset potential price risk exposure.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Prior to closing its strategic alliance with Western Resources, the Company's goals are to continue to maintain an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At November 30, 1996, the equity component was 50 percent, which increased from 48 percent at November 30, 1995. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long-term debt represents 41 percent of total capital at November 30, 1996.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the three months ended November 30, 1996, as compared to the same period in 1995 are lower. The effect of increased earnings in both the regulated and nonregulated segments was offset primarily by the timing of accounts receivables.

INVESTING CASH FLOWS

Capital expenditures for the three months ended November 30, 1996 and 1995 are as follows.

   CAPITAL EXPENDITURES
THREE MONTHS ENDED NOVEMBER

        [CHART]

-----------------------------------------------------------------
(MILLIONS OF DOLLARS)             1996         1995
-----------------------------------------------------------------
Non-regulated                   $ 2.0        $ 4.6
 Processing                          0.3          3.6
 Production                          1.4          0.6
 Other                               0.3          0.4
-----------------------------------------------------------------
Regulated                       $10.2        $11.0
=================================================================

                               1995            1996
[  ] Regulated                $10,201         $11,040
[  ] Nonregulated             $ 1,961         $ 4,547

Graphs show Capital expenditures for Regulated and Nonregulated companies for 1996 and 1995. Capital expenditures for regulated companies were $10,201,000 in 1996 and $11,040,000 in 1995. Nonregulated capital expenditures were $1,961,000 in 1996 and $4,547,000 in 1995.


FINANCING CASH FLOW

At November 30, 1996, $352 million of long-term debt was outstanding. As of that date, the Company could have issued approximately $300 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, if certain events occur, such as significant acquisitions, additional debt or equity financing may be required.

LIQUIDITY

The regulated segment continues to face competitive pressure to serve the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, rate restructuring achieved in the June 1995 rate order reduced the Company's risk in serving its large volume customers.

OTHER

PRICE RISK MANAGEMENT. Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At November 30, 1996, the net deferred gain on these contracts was approximately $4 million.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

UNITED STATES EX REL. JACK J. GRYNBERG V. ALASKA PIPELINE COMPANY, ET AL. (INCLUDING ONEOK INC.), No. 95-725-TFH, in the United States District Court for the District of Columbia. The Company joined with 52 other defendants in filing a motion to dismiss the claims of the plaintiff on a number of grounds. The plaintiff is to respond to the motion by January 7, 1997, and a hearing is set on March 12, 1997.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, ANY OFFICER, AGENT, OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28 AND 34, Cause No. PUD 960000039 and related dockets (PUD 96-85, 96-100, 96-186) Oklahoma Corporation Commission. On December 17, 1996, the Commission staff filed its report finding no improprieties on the part of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual Meeting of Shareholders of ONEOK Inc. was held on December 12, 1996, in Tulsa, Oklahoma. At this meeting, shareholders voted to elect directors and approve the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

The results of the voting are as follows:

(1) Election of Class A directors


---------------------------------------------------------------------------------------------------------
                                       COMMON STOCK VOTES               PREFERRED  STOCK VOTES
                                        FOR         WITHHELD                FOR      WITHHELD
                                     ----------     --------            ---------  -----------
      Edwyna G. Anderson             23,625,804      256,518             188,442      1,700
      William L. Ford                23,663,986      218,336             188,442      1,700
      Bert H. Mackie                 23,657,783      224,539             188,442      1,700
      Gary D. Parker                 23,664,339      217,983             188,442      1,700
      Stanton L. Young               23,653,328      228,994             188,442      1,700
---------------------------------------------------------------------------------------------------------


Class B Directors continuing after the meeting are as follows:
      Larry W. Brummett
      David L. Kyle
      Douglas Ann Newson, Ph.D.
      J. D. Scott

Class C Directors continuing after the meeting are as follows:
      William M. Bell
      Douglas R. Cummings
      J. M. Graves
      Stephen J. Jatras
      G. Rainey Williams, M.D.

(2) Appointment of KPMG Peat Marwick LLP as independent auditors for the Company

--------------------------------------------------------------------------------------------------
                                   FOR                  AGAINST               ABSTAIN
                                ------------------------------------------------------------------
      Preferred                    188,152                1,106                  884
      Common                    23,635,201              108,617              138,504
--------------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    One exhibit was filed during the first quarter of the 1997 fiscal year. Exhibit (96) (a) ONEOK Inc. Financial News dated December 23, 1996 announced the intent of ONEOK Inc. to form an alliance with Western Resources. The alliance would combine the natural gas assets of both companies.

(b) Reports
    None
    No financial statements were filed with the Form 8-K.

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of December, 1996.



                                             ONEOK Inc.
                                             Registrant

                                             By: /s/ J.D. NEAL
                                                -----------------------------
                                                J.D. Neal
                                                Vice President, Chief Financial
                                                Officer, and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                           INDEX TO EXHIBITS

Exhibit
Number                        Description
--------                      ------------
  27                    Financial Data Schedule