Form 10-Q
period 1997-02-28
ONEOK INC
filed 1997-03-31
CIK 74154

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended February 28, 1997.

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from     to


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

On February 28, 1997, the Company had 27,815,783 shares of common stock outstanding.

================================================================================

                                   ONEOK INC.
                         QUARTERLY REPORT ON FORM 10-Q

PART I -  FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
          Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended
            February 28, 1997 and February 29, 1996                       3

          Consolidated Condensed Balance Sheets -
            February 28, 1997, and August 31, 1996                        4

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended February 28, 1997 and February 29, 1996      5

          Notes to Consolidated Condensed Financial Statements            6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7 - 12

PART II - OTHER INFORMATION                                              13 - 15

                         PART 1 - FINANCIAL INFORMATION
                          ONEOK INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                       Three Months Ended             Six Months Ended
                                                  FEBRUARY 28,   February 29,   FEBRUARY 28,   February 29,
(Thousands of Dollars except per share amounts)       1997           1996           1997           1996
                                                  ------------   ------------   ------------   ------------
OPERATING REVENUES
  Regulated                                       $    282,794   $    227,539   $    396,041   $    332,397
  Nonregulated                                         190,859        237,201        326,363        370,803
                                                  ------------   ------------   ------------   ------------
     Total Operating Revenues                          473,653        464,740        722,404        703,200
                                                  ------------   ------------   ------------   ------------
OPERATING EXPENSES
  Cost of gas                                          344,123        336,873        506,706        498,270
  Operations and maintenance                            33,531         34,954         68,944         68,564
  Depreciation, depletion, and amortization             19,012         15,602         35,996         31,464
  General taxes                                          5,930          5,804         11,023         10,579
  Income taxes                                          23,818         23,840         31,481         29,117
                                                  ------------   ------------   ------------   ------------
     Total Operating Expenses                          426,414        417,073        654,150        637,994
                                                  ------------   ------------   ------------   ------------
Operating Income                                        47,239         47,667         68,254         65,206
Interest                                                 8,998          9,124         17,838         18,240
                                                  ------------   ------------   ------------   ------------
NET INCOME                                              38,241         38,543         50,416         46,966
Preferred Stock Dividends                                  107            107            214            214
                                                  ------------   ------------   ------------   ------------
     Income Available for Common Stock            $     38,134   $     38,436   $     50,202   $     46,752
                                                  ============   ============   ============   ============
Earnings Per Share of Common Stock                $       1.39   $       1.42   $       1.84   $       1.73
                                                  ============   ============   ============   ============
Dividends Per Share of Common Stock               $       0.30   $       0.29   $       0.60   $       0.58
                                                  ============   ============   ============   ============
Average Shares of Common Stock
  Outstanding (Thousands)                               27,378         27,100         27,326         27,062
                                                  ============   ============   ============   ============


See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                    FEBRUARY 28,    August 31,
(Thousands of Dollars)                                                  1997           1996
                                                                    ------------   ------------
ASSETS
Property                                                            $  1,386,538   $  1,336,652
Accumulated depreciation, depletion, and amortization                    561,558        541,618
                                                                    ------------   ------------
     Net Property                                                        824,980        795,034
                                                                    ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                                6,095            598
  Accounts and notes receivable                                          232,948        119,338
  Inventories                                                             50,932         91,556
  Other                                                                   27,575         21,654
                                                                    ------------   ------------
     Total Current Assets                                                317,550        233,146
                                                                    ------------   ------------
DEFERRED CHARGES AND OTHER ASSETS
  Regulatory assets, net                                                 149,723        155,253
  Other                                                                   41,161         36,458
                                                                    ------------   ------------
     Total Deferred Charges and Other Assets                             190,884        191,711
                                                                    ------------   ------------
     Total Assets                                                   $  1,333,414   $  1,219,891
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDER'S EQUITY
  Common stock without par value:  authorized 60,000,000
   shares; issued and outstanding 27,815,783 shares at
     February 28, 1997 and 27,260,646 shares at August 31, 1996     $    222,178   $    207,084
  Retained earnings                                                      241,402        207,611
                                                                    ------------   ------------
     Total Common Shareholders' Equity                                   463,580        414,695
                                                                    ------------   ------------
Preferred stock:  $50 par and involuntary liquidation
  value; $53 voluntary liquidation value; Series A and B,
   4 3/4% (cumulative); authorized 340,000 shares; issued
     and outstanding 180,000 shares of Series A at
      February 28, 1997 and August 31, 1996                                9,000          9,000
                                                                    ------------   ------------
     Total Shareholders' Equity                                          472,580        423,695
                                                                    ------------   ------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                342,218        336,821
CURRENT LIABILITIES
  Long-term debt                                                          18,911         15,050
  Notes payable                                                           35,066         50,223
  Accounts payable                                                       146,481         96,872
  Accrued taxes                                                           20,521         10,820
  Accrued interest                                                         7,804          7,732
  Other                                                                   29,052         21,933
                                                                    ------------   ------------
     Total Current Liabilities                                           257,835        202,630
                                                                    ------------   ------------
DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                  182,104        180,620
  Customers' advances for construction and other deferred credits         78,677         76,125
                                                                    ------------   ------------
      Total Deferred Credits and Other Liabilities                       260,781        256,745
Commitments and Contingencies                                               --             --
                                                                    ------------   ------------
      Total Liabilities and Shareholders' Equity                    $  1,333,414   $  1,219,891
                                                                    ============   ============


See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Six Months Ended
                                                   FEBRUARY 28,    February 29,
(Thousands of Dollars except per share amounts)        1997            1996
                                                   ------------    ------------
OPERATING ACTIVITIES
  Net income                                       $     50,416    $     46,966
  Depreciation, depletion, and amortization              35,996          31,464
  Net losses of equity investees                            155           1,290
  Deferred income taxes                                  (1,086)          2,604
  Changes in assets and liabilities                     (15,916)        (50,127)
                                                   ------------    ------------
     Cash provided by operating activities               69,565          30,907
                                                   ------------    ------------
INVESTING ACTIVITIES
  Changes in other investments, net                         798          (2,231)
  Capital expenditures, net of salvage                  (38,304)        (19,832)
                                                   ------------    ------------
     Cash used in investing activities                  (37,506)        (22,063)
                                                   ------------    ------------
FINANCING ACTIVITIES
  Payment of notes payable, net                         (15,158)         (5,000)
  Payments of debt                                         --               (41)
  Issuance of common stock                                3,327           1,144
  Dividends paid                                        (14,731)        (14,036)
                                                   ------------    ------------
     Cash used in financing activities                  (26,562)        (17,933)
                                                   ------------    ------------
  Change in cash and cash equivalents                     5,497          (9,089)
  Cash and cash equivalents at beginning of year            598          12,499
                                                   ------------    ------------
  Cash and cash equivalents at end of year         $      6,095    $      3,410
                                                   ============    ============


See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and six month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1996.

    RECLASSIFICATION. Certain amounts in the 1996 consolidated condensed financial statements have been reclassified to conform with the 1997 presentation.

B.  SIGNIFICANT EVENTS

    During the first quarter of this fiscal year, the Company and Western Resources, Inc. (Western) announced a strategic alliance combining the natural gas assets of both companies. The agreement provides for the Company to own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma. In exchange for the assets, Western will receive approximately three million shares of common stock and 19 million shares of convertible preferred stock making Western the largest shareholder of the Company. The preferred stock will be non-voting and convertible into common shares only under certain circumstances. Additionally, a standstill agreement prevents Western from increasing their position in the Company for 15 years and restricts the conditions under which Western can vote any common shares received upon conversion of its preferred stock.

    Western's gas distribution system serves 660,000 customers. The assets include 10,068 miles of pipeline, a Kansas gas processing plant with 15 million cubic feet per day capacity, a 42 percent interest in a New Mexico plant with a 200 million cubic feet per day capacity, and a natural gas marketing company with a retail marketing focus. Requests for approval of the alliance have been filed with the Oklahoma Corporation Commission and the Kansas Corporation Commission. The S-4 Registration Statement is expected to be filed with the Securities and Exchange Commission by mid-April. Transition teams representing the Company and Western continue working toward a 3rd quarter 1997 closing of the transaction.

C.  REGULATORY ASSETS

    The following table is a summary of regulatory assets, net of amortization, outstanding at February 28, 1997 and August 31, 1996.

                                                            FEB. 28,    AUG. 31,
  (THOUSANDS OF DOLLARS)                                      1997        1996
                                                            --------    --------
  Recoupable take-or-pay settlements                        $ 97,831    $100,155
  Pension costs                                               31,335      33,426
  Postretirement costs other than pensions                     9,111       9,386
  Postemployment benefits costs                                2,975       2,975
  Income tax rate changes                                      8,088       8,354
  Unamortized gas storage costs                                  383         957
                                                            --------    --------
   Regulatory Assets, Net                                   $149,723    $155,253
                                                            ========    ========

D.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following table is supplemental information relative to the Company's cash flows for the six months ended February 28, 1997 and February 29, 1996.

                                                               SIX MONTHS ENDED
                                                             FEB. 28,   FEB. 29,
  (THOUSANDS OF DOLLARS)                                       1997       1996
                                                             --------   --------
  Cash paid during the period for:
   Interest                                                  $ 17,254   $ 23,310
   Income taxes                                              $  9,018   $  8,132
  Noncash transactions -
   Gas received as payment in kind                           $    320   $  1,698
  Common stock issued under dividend
   Reinvestment program                                         1,894   $  1,874
  Distribution of net assets from partnership                    --     $ 14,625
                                                             ========   ========

    In connection with the acquisition of PSEC, Inc. and other oil and gas properties, the Company issued common stock of $9.8 million, debt of $9.2 million and recognized a deferred tax liability of $3.5 million. The acquisitions were accounted for as a purchase.

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

CONSOLIDATED OPERATIONS

The Company continues to take steps to strengthen its competitive edge and position itself to be a leader in the industry. Intensive efforts to acquire additional gas distribution and transmission facilities to enhance its operations have resulted in the first quarter announcement of a strategic alliance to combine the natural gas assets of the Company and Western Resources, Inc. (Western). Under this alliance, the Company will own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma while Western will become the largest equity holder of ONEOK through a combination of common and convertible preferred stock. A standstill agreement prevents Western from increasing their position in the Company for 15 years and restricts the conditions under which Western can vote any common shares received upon conversion of its preferred stock. Requests for approval of the alliance have been filed with the Oklahoma Corporation Commission and the Kansas Corporation Commission. This transaction is anticipated to close by September 1997 and will also require additional approvals from ONEOK shareholders and the Securities and Exchange Commission and antitrust clearance under the Hart-Scott-Rodino Act.

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
                                           --------   --------   --------   --------
FINANCIAL RESULTS
Operating revenues - regulated             $282,794   $227,539   $396,041   $332,397
Operating revenues - nonregulated           190,859    237,201    326,363    370,803
                                           --------   --------   --------   --------
 Total operating revenues                   473,653    464,740    722,404    703,200
Operating costs                             383,584    377,630    586,673    577,413
Depreciation, depletion and amortization     19,012     15,602     35,996     31,464
                                           --------   --------   --------   --------
 Operating income before taxes             $ 71,057   $ 71,508   $ 99,735   $ 94,323
                                           ========   ========   ========   ========


                              EARNINGS PER SHARE
                          2ND QUARTER ENDED FEBRUARY


                                    [GRAPH]


    Graph indicates 2nd Quarter E.P.S. for Regulated and Nonregulated companies. Regulated E.P.S. is $1.13 for 1997 and $1.21 for 1996. Nonregulated E.P.S. is $0.27 for 1997 and $0.21 for 1996.


                              EARNINGS PER SHARE
                           SIX MONTHS ENDED FEBRUARY


                                    [GRAPH]


    Graph indicates 2nd Quarter Earnings Per Share for Regulated and Nonregulated companies. Regulated E.P.S. is $1.33 for 1997 and $1.44 for 1996. Nonregulated E.P.S. is $0.51 for 1997 and $0.29 for 1996.

REGULATED OPERATIONS

ONEOK's regulated operations are conducted through Oklahoma Natural Gas Company
(ONG), an integrated intrastate natural gas distribution and transmission business which serves residential, commercial and industrial customers in the state of Oklahoma. ONG also leases space in its pipeline system under its Pipeline Capacity Lease (PCL) program to large volume customers for their use in transporting natural gas to their facilities. ONG is subject to regulatory oversight by the Oklahoma Corporation Commission (OCC)


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
                                           --------   --------   --------   --------
FINANCIAL RESULTS
Gas sales                                  $266,654   $214,533   $368,715   $306,736
Cost of gas                                 178,798    119,466    229,012    161,520
                                           --------   --------   --------   --------
 Gross margins on gas sales                  87,856     95,067    139,703    145,216
Pipeline capacity lease margins              11,574     12,434     21,180     21,672
Other revenues                                5,057      1,356      6,893      5,141
                                           --------   --------   --------   --------
 Net revenues                               104,487    108,857    167,776    172,029
Operating expenses                           33,532     35,088     66,922     67,598
Depreciation, depletion and amortization     12,886     12,406     25,775     24,786
                                           --------   --------   --------   --------
 Operating income                          $ 58,069   $ 61,363   $ 75,079   $ 79,645
                                           ========   ========   ========   ========


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
GROSS MARGIN PER Mcf
Residential                            $   1.98   $   1.95   $   2.40   $   2.41
Commercial                             $   1.97   $   1.97   $   2.06   $   2.08
Industrial                             $   1.11   $   1.02   $   1.06   $   0.83
Pipeline capacity lease                $   0.19   $   0.21   $   0.19   $   0.19
                                       ========   ========   ========   ========


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
VOLUMES (MMcf)
Gas sales
 Residential                             30,141     31,367     40,967     41,259
 Commercial                              14,580     14,865     19,999     19,609
 Industrial                               4,749      5,277      7,507      9,628
Pipeline capacity leases                 45,417     41,854     86,144     79,008
                                       --------   --------   --------   --------
Total                                    94,887     93,363    154,617    149,504
                                       ========   ========   ========   ========
Capital expenditures (thousands)       $ 11,133   $ 10,132   $ 21,334   $ 21,172
                                       ========   ========   ========   ========


                                                          FEB. 28,     FEB. 29,
                                                            1997         1996
                                                         ----------   ----------
Number of customers                                         752,775      744,868
Customers per employee                                          426          402
Identifiable assets (thousands)                          $1,115,637   $1,114,007
                                                         ==========   ==========


                             GAS SALES VOLUMES/MMcf
                           SIX MONTHS ENDED FEBRUARY


                                    [GRAPH]


    Graph shows gas sales volumes for 1997 and 1996 in MMcf. 1997 volumes: PCL 86,144 MMcf, Commercial 19,999 MMcf, Industrial 7,507 MMcf and Residential 40,967 MMcf. 1996 volumes were PCL 79,008 MMcf, Commercial 19,609 MMcf, Industrial 9,628 MMcf and Residential 41,259 MMcf.


During the second quarter, the Company filed two related applications with the Oklahoma Corporation Commission (OCC). The first was an application for approval of a plan to deregulate the transmission, gathering and storage functions of the regulated operations. If approved, these functions would be separated into a nonregulated company which would continue to provide services to the regulated operation on a competitive bid basis. Subsequent phases would further unbundle services for large industrial and commercial customers allowing them to separately contract for transmission and storage services. The second application proposed unbundling the merchant function of the regulated operations in order to provide its customers with a choice of gas supplier. Initially, large industrial and commercial customers would have the opportunity to choose a qualified supplier. Small industrial and commercial customers and residential customers would be given that opportunity on May 1, 1998. These applications are in response to increasing competition in the natural gas industry, as well as to the OCC's recent decision to go forward with restructuring of the Oklahoma gas utility industry.

Net revenues decreased from the same periods one year ago although volumes delivered increased. Operating costs declined from the same periods one year ago while the number of customers served increased. The reduction in operating costs is primarily attributable to lower employee benefit costs. Other revenues increased primarily due to revenues from storage of gas for an affiliate, ONEOK Gas Marketing Company.

NONREGULATED OPERATIONS

ONEOK's nonregulated operations are involved in the marketing, processing and production of natural gas, oil and natural gas liquids. The gas marketing subsidiary directs its activities to the mid-continent region of the United States. The Company's interests in gas liquids extraction plants and its producing properties are concentrated principally in Oklahoma. The Company also operates its headquarters office building and a parking garage.


                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,    FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997        1996       1997       1996
                                           --------    --------   --------   --------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas sales                                  $171,471    $223,672   $280,136   $341,340
Cost of gas                                 165,854     216,771    271,091    331,958
                                           --------    --------   --------   --------
 Gross margins on gas sales                   5,617       6,901      9,045      9,382
Gas and oil production                       10,416       5,965     19,587     11,336
Gas processing (net)                         10,862       4,992     18,842     10,067
Other                                           (87)      3,262      3,831      5,926
                                           --------    --------   --------   --------
 Net revenues                                26,808      21,120     51,305     36,711
Operating expenses                            7,694       7,779     16,429     15,354
Depreciation, depletion and amortization      6,126       3,196     10,221      6,677
                                           --------    --------   --------   --------
 Operating income before taxes             $ 12,988    $ 10,145   $ 24,655   $ 14,680
                                           ========    ========   ========   ========


The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas futures contracts or other derivative agreements to offset potential price risk exposure.


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
COMBINED NONREGULATED
 NATURAL GAS OPERATIONS
Natural gas volumes (MMcf)
 Marketing                               50,441    109,712    105,028    191,247
 Natural gas production                   3,788      1,970      7,365      4,121
 Residue gas                              1,446      1,766      2,995      3,575
                                       --------   --------   --------   --------
                                         55,675    113,448    115,388    198,943
                                       --------   --------   --------   --------
Less intersegment sales
 Marketing                                2,868      3,589      3,837      5,267
 Natural gas production                   2,232        919      3,932      1,759
 Residue gas                              1,446      1,766      2,995      3,573
                                       --------   --------   --------   --------
                                          6,546      6,274     10,764     10,599
                                       --------   --------   --------   --------
Net natural gas volumes                  49,129    107,174    104,624    188,344
                                       ========   ========   ========   ========


Total nonregulated operating income increased for the same period one year ago primarily as a result of improvements in product prices and natural gas production.

MARKETING


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
                                           --------   --------   --------   --------
MARKETING SEGMENT
Natural gas sales                          $171,471   $223,672   $280,136   $341,340
Cost of gas                                 165,854    216,771    271,091    331,958
                                           --------   --------   --------   --------
 Gross margins on gas sales                   5,617      6,901      9,045      9,382
Other                                            34        899        488      1,170
                                           --------   --------   --------   --------
Operating revenues                            5,651      7,800      9,533     10,552
Operating costs, net                          2,685        799      3,490      1,782
Depreciation, depletion and amortization        127        215        241        243
                                           --------   --------   --------   --------
 Operating income                          $  2,839   $  6,786   $  5,802   $  8,527
                                           ========   ========   ========   ========


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                   1997       1996       1997       1996
                                       --------   --------   --------   --------
OPERATING INFORMATION
Natural gas volumes (MMcf)               50,441    109,712    105,028    191,247
Capital expenditures (thousands)            195   $     29        235   $    116
Identifiable assets (thousands)            --         --     $106,969   $ 79,631
                                       ========   ========   ========   ========


                         MARKETING GROSS MARGINS / Mcf
                          2ND QUARTER ENDED FEBRUARY


                                    [GRAPH]


    Graph shows 2nd Quarter Marketing margins per Mcf. Margins for 1997 were $0.11 per Mcf and $0.06 per Mcf for 1996.


                         MARKETING GROSS MARGINS / Mcf
                           SIX MONTHS ENDED FEBRUARY


                                    [GRAPH]


    Graph shows Six Months ended Marketing margins per Mcf. Margins for 1997 were $0.09 per Mcf and $0.05 per Mcf for 1996.


The Company's gas marketing operation concentrates its efforts on capitalizing on day to day pricing volatility through the use of gas storage facilities, hedging and transportation arbitraging. The decrease in gas marketing volumes and gross margins for the quarter reflects the reduction in base load gas trading as compared to the same period in the prior year. The Company will continue to pursue an aggressive marketing strategy using hedging and gas storage to allow the marketing operation to take advantage of the volatility in gas prices. The increase in operating costs is due to a nonrecurring expense.

PROCESSING

Gas processing volumes and revenue rose over the same periods one year ago reflecting improved market conditions for natural gas liquids (NGL). Product prices and processing margins continued at the highest level in recent times. Significant increases in fuel and shrink costs were minimized through hedging.


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
                                           --------   --------   --------   --------
PROCESSING SEGMENT
Gas processing (net)                       $ 10,155   $  4,338   $ 17,482   $  8,769
Other                                            33          9         35         71
                                           --------   --------   --------   --------
Operating revenues                           10,188      4,347     17,517      8,840
Operating costs, net                          2,138      2,117      3,989      3,855
Depreciation, depletion and amortization        574        467      1,095        935
                                           --------   --------   --------   --------
 Operating income                          $  7,476   $  1,763   $ 12,433   $  4,050
                                           ========   ========   ========   ========


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
PROCESSING SEGMENT
Operating Information
 Residue gas  (MMcf)                      1,446      1,766      2,995      3,575
 Natural gas liquids (MBbls)             55,943     49,576    108,715     94,509
 Average NGL's price (Bbls)            $  0.470   $  0.280   $  0.420   $  0.280
 Fuel & Shrink price (MMbtu)            $  2.370   $  1.836   $  2.104   $  1.612
 Capital expenditures (thousands)      $  9,171   $    436   $  9,487   $  4,014
 Identifiable assets (thousands)           --         --     $ 36,081   $ 32,348
                                       ========   ========   ========   ========


                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                           FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
                                           --------   --------   --------   --------
PRODUCTION SEGMENT
Natural gas sales                          $  8,802   $  3,619   $ 16,090   $  6,713
Oil residue sales                             1,614      2,346      3,497      4,622
Liquids and residue                             707        654      1,361      1,299
Other                                           308         27        408         61
                                           --------   --------   --------   --------
Operating revenues                           11,431      6,646     21,356     12,695
Operating costs, net                          3,070      2,414      5,654      4,627
Depreciation, depletion and amortization      5,335      2,425      8,705      5,321
                                           --------   --------   --------   --------
 Operating income                          $  3,026   $  1,807   $  6,997   $  2,747
                                           ========   ========   ========   ========


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       FEB. 28,   FEB. 29,   FEB. 28,   FEB. 29,
(THOUSANDS OF DOLLARS)                   1997       1996       1997       1996
                                       --------   --------   --------   --------
PRODUCTION SEGMENT
Proved Reserves
 Gas (MMcf)                                --         --       88,626     35,922
 Oil (MBbls)                               --         --        1,829      2,979
                                       --------   --------   --------   --------
Production
 Gas (MMcf)                               3,788      1,970      7,365      4,121
 Oil (MBbls)                                 81        134        171        272
                                       --------   --------   --------   --------
Average price
 Gas (Mcf)                             $   2.32   $   1.84   $   2.18   $   1.63
 Oil (Bbls)                            $  19.81   $  17.52   $  20.44   $  17.00
                                       --------   --------   --------   --------
Capital expenditures (thousands)       $ 28,725   $    841   $ 30,105   $  1,460
Identifiable assets (thousands)            --         --     $ 94,872   $ 55,892
                                       ========   ========   ========   ========


PRODUCTION

Gas production volumes increased over the same periods one year ago reflecting the effects of gas reserves acquired in the latter part of fiscal 1996 and operational changes and efficiencies. The increase in the average price of gas and oil is attributable to general market conditions and an aggressive marketing campaign conducted through the Company's gas marketing segment. Operating efficiencies also resulted in a decline of the operating cost per equivalent Mcf.

The Company completed the acquisition of PSEC, Inc. an independent oil and gas producing company in February 1997. The transaction included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil concentrated in three counties in Oklahoma. Also included in the acquisition was PSPC, Ltd., which operates and holds a 42 percent interest in the Sycamore Gas Gathering System. The $25 million acquisition was made with a combination of cash, notes payable and ONEOK common stock, and is in keeping with the Company's objective to acquire quality producing properties in its core areas.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Prior to closing its strategic alliance with Western Resources, the Company's goals are to continue to maintain an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At February 28, 1997, the equity component was 54 percent, which increased from 51 percent at August 31, 1996. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long-term debt represents 41 percent of total capital at February 28, 1997.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the six months ended February 28, 1997, as compared to the same period in 1996 are higher due to increased earnings and lower net invested working capital.

INVESTING CASH FLOWS

Capital expenditures for the six months ended February 28, 1997 and February 29, 1996 are as follows.


(MILLIONS OF DOLLARS)                                             1997     1996
                                                                 ------   ------
Regulated                                                        $ 21.3   $ 21.2
                                                                 ------   ------
 Processing                                                         9.4      4.0
 Production                                                        30.1      1.5
 Other                                                              0.6      0.1
                                                                 ------   ------
Nonregulated                                                     $ 40.1   $  5.6
                                                                 ======   ======


                             CAPITAL EXPENDITURES
                           SIX MONTHS ENDED FEBRUARY


                                    [GRAPH]


    Graph shows Capital expenditures for Regulated and Nonregulated companies for 1997 and 1996. Capital expenditures for regulated companies were $22.7 million in 1997 and $21.2 million in 1996. Nonregulated capital expenditures were $37.6 million in 1997 and $5.6 million in 1996.


In connection with the acquisition of PSEC, Inc. and other oil and gas properties, the Company issued common stock of $9.8 million, debt of $9.2 million and recognized a deferred tax liability of $3.5 million. The acquisitions were accounted for as a purchase.

FINANCING CASH FLOW

At February 28, 1997, $361 million of long-term debt was outstanding. As of that date, the Company could have issued $315 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

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

OTHER

PRICE RISK MANAGEMENT. Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At February 28, 1997, the net deferred gain on these contracts was approximately $2.2 million.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

OCTAGON RESOURCES, INC. V. OKLAHOMA NATURAL GAS COMPANY, No. CJ-96-2328-L, in the District Court of Cleveland County, Oklahoma. The plaintiff brought this action against the Company for the alleged breach of a gas purchase agreement seeking to recover actual damages in excess of $10,000 and punitive damages in excess of $10,000. The plaintiff has also asserted claims for fraud and deceit and for declaratory relief to determine the rights and obligations of the parties under the agreement. The Company has filed an answer denying the claims of the plaintiff and has asserted a counterclaim seeking to recover damages from the plaintiff for its repudiation of the gas purchase agreement. The case is now in discovery.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports

    None

    No financial statements were filed with the Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1997.

                                        ONEOK Inc.
                                        Registrant

                                        By:  /s/ J. D. NEAL
                                           ------------------------------------
                                            J. D. Neal
                                            Vice President, Chief Financial
                                            Officer, and Treasurer (Principal
                                            Financial and Accounting Officer)

                              INDEX TO EXHIBITS


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                   EXHIBIT                                       PAGE
-------                  -------                                    -----------
Ex 27          -  Financial Data Schedule
