Form 10-K/A
period 1996-08-31
ONEOK INC
filed 1997-05-20
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                 ---

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
                        1996 ANNUAL REPORT ON FORM 10-K/A



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


RESULTS OF OPERATIONS - The continued strong performance of the Company's regulated business, the rapid growth of the gas marketing segment and organizational changes implemented to maximize the value of its nonregulated businesses contributed to an increase in consolidated net income of $10 million or 23.4% over the prior year. Earnings attributable to the regulated business increased by $4 million in 1996 over the prior year as a result of reduced costs and increased margins. The $6 million increase in net income for the nonregulated business in 1996 over the prior year is primarily attributable to the growth of the gas marketing operations as a result of weather related demand and effectively combining gas supply and commodity derivative knowledge in order to match buyers and sellers. Use of derivative instruments, such as futures contracts and swaps, allows ONEOK Gas Marketing to accept physical supply and sale contracts which use different price indices and hedge the price risk to the Company.

Net income rose 6.6 million in 1995 over the prior year as a result of increases in regulated and nonregulated earnings of $1 million and $5.6 million, respectively. The increased earnings of the nonregulated businesses is primarily attributable to an increase in natural gas liquids production related to the acquisition of oil and gas reserves in Louisiana and lower fuel and shrink prices.

RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the company's nonregulated operations use commodity derivative instruments such as future contracts, swaps and options (collectively, derivatives) to hedge existing physical gas inventory, and purchase or sale commitments. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives. For each of the years in the three year period ended August 31, 1996, derivatives were primarily used by ONEOK Gas Marketing as a method of eliminating unacceptable risks with respect to changes in the price of gas or the cost of the intervening transportation associated with certain contracts.

During 1996, the Company's Production segment increased its utilization of derivatives in order to hedge anticipated sales of oil and natural gas production. These anticipated transactions have been hedged with commodity swaps agreements whereby the Company is able to set the price to be received for the future production and thus eliminate the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy is hedging anticipated transactions is to eliminate the variability in earnings of its Production segment as a result of market fluctuations. To the extent that management does not terminate a hedge or enter into an opposing derivative, the current strategy will limit the potential gains which could result from increases in market prices above the level set by the hedge.

The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. The results of the Company's derivative trading activities continue to meet its stated objectives. For further discussion, see OTHER, Price Risk Management at page 25 and note (h) to the consolidated financial statements.

ACCOUNTING POLICIES - The regulated operations of the Company are primarily subject to accounting requirements of the Oklahoma Corporation Commission (OCC) and the provisions of Statement of Financial Accounting No. 71 "Accounting for the Effects of Certain Types of Regulation". Accordingly, the allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred cost in future rates.


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


REGULATION - The regulated operations of the Company are primarily subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC). Certain other regulated activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC) and the Railroad Commission of Texas. Accordingly, the regulated operations follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Reulations". Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

During the rate-making process, regulatory commission's may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a reulatory asset and amortized to expense as it is recovered through rates. Total regulatory assets resulting from this deferal process are approximately $155 million and $167 million at August 31, 1996 and 1995 respectively. See footnote B.


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


                                            Average Service
                                              Life (Years)
                   ----------------------------------------
                   Distribution Property        15 - 40
                   Gathering Property           14 - 47
                   Storage Property             35 - 40
                   Transmission Property        14 - 47
                   Other Property                6 - 40
                   ----------------------------------------


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


Depreciation and depletion are calculated using the unit-of-production method based upon periodic estimates of proven oil and gas reserves. Undeveloped properties are amortized based upon remaining lease terms and exploratory and developmental drilling experience.


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


IMPAIRMENTS - Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluates impairment of production assets on the lowest possible level, (a field by field basis) rather than using a total company basis for its proved properties. Primarily due to downward reserve revisions for certain proven properties in its year-end reserve study, the Company in accordance with SFAS No. 121 recognized a pre-tax impairment loss of $8.6 million in 1996, such loss is included in depreciation, depletion and amortization expense. Prior to the adoption of SFAS No. 121, the Company evaluated impairment of its proven reserves using a discounted cash flow approach on a total company basis which aggregates all properties for purposes of determining impairment.


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
================================================================================


Certain of the regulatory assets listed above are being recovered through rates, but the Company is not being allowed to earn a rate of return on the unrecovered balance. The remaining recovery period is set forth in the table below.

----------------------------------------------------------
                                      Remaining Recovery
                                        Period (Months)
----------------------------------------------------------
Postretirement costs other than pension       205
Income tax rate changes - 1990                178
Income tax rate changes - 1993                194
Unamortized gas storage costs                  10
----------------------------------------------------------

Postemployment benefit costs are currently being deferred as a regulatory asset because the methodology of their recovery has not yet been determined in rate proceedings.


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

     (27)      Financial Data Schedule

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

LARRY W. BRUMMETT                           J. D. NEAL
-----------------------------               -----------------------------
Larry W. Brummett                           J. D. Neal
Chairman of the Board,                      Vice President, Chief
President, Chief Executive                  Financial Officer, and
Officer, and Director                       Treasurer (Principal Financial
                                            and Accounting Officer)

E. G. ANDERSON                              D. A. NEWSOM
-----------------------------               -----------------------------
E. G. Anderson                              D. A. Newsom
Director                                    Director

W. M. BELL                                  G. D. PARKER
-----------------------------               -----------------------------
W. M. Bell                                  G. D. Parker
Director                                    Director

D. R. CUMMINGS                              J. D. SCOTT
-----------------------------               -----------------------------
D. R. Cummings                              J. D. Scott
Director                                    Director

W. L. FORD                                  S. L. YOUNG
-----------------------------               -----------------------------
W. L. Ford                                  S. L. Young
Director                                    Director

J. M. GRAVES
-----------------------------
J. M. Graves
Director

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

     (27)      Financial Data Schedule

     (99)(a) History of Gas Pricing, incorporated by reference from Form 10-K dated August 31, 1993.

     (99)(b) Joint Stipulation, Cause No. PUD 940000477, Oklahoma Corporation Commission (June 1, 1995), incorporated by reference from Form 8-K dated June 19, 1995.