Form 10-Q
period 1997-05-31
ONEOK INC
filed 1997-06-24
CIK 74154

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

 (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended May 31, 1997.


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to
          __________

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

On May 31, 1997, the Company had 27,997,925 shares of common stock outstanding.

                                   ONEOK INC.
                         QUARTERLY REPORT ON FORM 10-Q



PART I -   FINANCIAL INFORMATION                                      PAGE NO.
           Consolidated Condensed Statements of Income -
              Three Months and Nine Months Ended
              May 31, 1997 and May 31, 1996                           3

           Consolidated Condensed Balance Sheets -
              May 31, 1997, and August 31, 1996                       4

           Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended May 31, 1997 and May 31, 1996         5

           Notes to Consolidated Condensed Financial Statements       6

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations           7 - 12

PART II -  OTHER INFORMATION                                          13 - 15

                         PART 1 - FINANCIAL INFORMATION

                          ONEOK INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

-------------------------------------------------------------------------------------------
                                                  Three Months Ended    Nine Months Ended
                                                       May 31,               May 31,
(Thousands of Dollars except per share amounts)    1997       1996       1997       1996
-------------------------------------------------------------------------------------------
OPERATING REVENUES
 Regulated                                        $128,970   $131,396   $525,011   $463,793
 Nonregulated                                      102,657    158,286    429,020    529,089
-------------------------------------------------------------------------------------------
    Total Operating Revenues                       231,627    289,682    954,031    992,882
-------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Cost of gas                                       138,016    195,406    644,722    693,676
 Operations and maintenance                         38,008     36,075    106,952    104,640
 Depreciation, depletion, and amortization          19,719     24,923     55,715     56,387
 General taxes                                       5,960      5,442     16,983     16,021
 Income taxes                                        8,174      7,746     39,655     36,862
-------------------------------------------------------------------------------------------
    Total Operating Expenses                       209,877    269,592    864,027    907,586
-------------------------------------------------------------------------------------------
Operating Income                                    21,750     20,090     90,004     85,296
Interest                                             7,981      8,383     25,819     26,623
-------------------------------------------------------------------------------------------
NET INCOME                                          13,769     11,707     64,185     58,673
Preferred Stock Dividends                               71        107        285        321
-------------------------------------------------------------------------------------------
    Income Available for Common Stock             $ 13,698   $ 11,600   $ 63,900   $ 58,352
===========================================================================================
Earnings Per Share of Common Stock                   $0.49      $0.42      $2.32      $2.15
===========================================================================================
Dividends Per Share of Common Stock                  $0.30      $0.30      $0.90      $0.88
===========================================================================================
Average Shares of Common Stock
 Outstanding (Thousands)                            27,897     27,186     27,518     27,103
===========================================================================================



See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

----------------------------------------------------------------------------------------
                                                                   MAY 31,    August 31,
(Thousands of Dollars)                                               1997        1996
----------------------------------------------------------------------------------------
ASSETS
Property                                                          $1,400,223  $1,336,652
Accumulated depreciation, depletion, and amortization                572,229     541,618
----------------------------------------------------------------------------------------
    Net Property                                                     827,994     795,034
----------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents                                            12,851         598
 Accounts and notes receivable                                       110,310     119,338
 Inventories                                                          64,612      91,556
 Other                                                                15,892      21,654
----------------------------------------------------------------------------------------
    Total Current Assets                                             203,665     233,146
----------------------------------------------------------------------------------------
DEFERRED CHARGES AND OTHER ASSETS
 Regulatory assets, net                                              146,949     155,253
 Other                                                                41,467      36,458
----------------------------------------------------------------------------------------
    Total Deferred Charges and Other Assets                          188,416     191,711
----------------------------------------------------------------------------------------
    Total Assets                                                  $1,220,075  $1,219,891
========================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
COMMON SHAREHOLDER'S EQUITY
 Common stock without par value:  authorized 60,000,000
   shares; issued and outstanding 27,997,925 shares at
    May 31, 1997 and 27,260,646 shares at August 31, 1996         $  227,263  $  207,084
 Retained earnings                                                   246,144     207,611
----------------------------------------------------------------------------------------
    Total Common Shareholders' Equity                                473,407     414,695
----------------------------------------------------------------------------------------
Preferred stock:  $50 par and involuntary liquidation
 value; $53 voluntary liquidation value; Series A and B,
   4 3/4% (cumulative); authorized 340,000 shares; issued
    and outstanding 180,000 shares of Series A at
      August 31, 1996                                                     --       9,000
----------------------------------------------------------------------------------------
    Total Shareholders' Equity                                       473,407     423,695
----------------------------------------------------------------------------------------
LONG-TERM DEBT, EXCLUDING CURRENT PORTION                            332,073     336,821
CURRRENT LIABILITIES
 Long-term debt                                                       15,050      15,050
 Notes payable                                                         5,069      50,223
 Accounts payable                                                     74,303      96,872
 Accrued taxes                                                        26,097      10,820
 Accrued interest                                                     12,791       7,732
 Other                                                                27,377      21,933
----------------------------------------------------------------------------------------
    Total Current Liabilities                                        160,687     202,630
----------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                               178,740     180,620
 Customers' advances for construction and other deferred credits      75,168      76,125
----------------------------------------------------------------------------------------
      Total Deferred Credits and Other Liabilities                   253,908     256,745
----------------------------------------------------------------------------------------
Commitments and Contingencies                                             --          --
----------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                  $1,220,075  $1,219,891
========================================================================================



See accompanying notes to consolidated condensed financial statements.

                          ONEOK INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------
                                                         Nine Months Ended
                                                              May 31,
(Thousands of Dollars except per share amounts)          1997           1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net income                                         $  64,185      $  58,673
 Depreciation, depletion, and amortization             55,715         56,387
 Net losses of equity investees                           257          1,271
 Deferred income taxes                                 (8,053)          (909)
 Changes in assets and liabilities                     40,679         17,780
-----------------------------------------------------------------------------
    Cash provided by operating activities             152,783        133,202
-----------------------------------------------------------------------------
INVESTING ACTIVITIES
 Changes in other investments, net                      1,560         (1,821)
 Capital expenditures, net of salvage                 (58,583)       (61,241)
-----------------------------------------------------------------------------
    Cash used in investing activities                 (57,023)       (63,062)
-----------------------------------------------------------------------------
FINANCING ACTIVITIES
 Payment of notes payable, net                        (54,413)       (12,044)
 Payments of debt                                      (4,748)       (15,000)
 Issuance of common stock                               6,704          1,144
 Dividends paid                                       (21,510)       (20,763)
 Redemption of preferred stock                         (9,540)            --
-----------------------------------------------------------------------------
    Cash used in financing activities                 (83,507)       (46,663)
-----------------------------------------------------------------------------
 Change in cash and cash equivalents                   12,253         23,477
 Cash and cash equivalents at beginning of period         598         12,499
-----------------------------------------------------------------------------
 Cash and cash equivalents at end of period         $  12,851      $  35,976
=============================================================================



See accompanying notes to consolidated condensed financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM REPORTING. The interim consolidated condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Due to the seasonal nature of the business, the results of operations for the three and nine month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended August 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended August 31, 1996.

     RECLASSIFICATION. Certain amounts in the 1996 consolidated condensed financial statements have been reclassified to conform with the 1997 presentation.

B.   SIGNIFICANT EVENTS

     During the first quarter of this fiscal year, the Company and Western Resources, Inc. (Western) announced a strategic alliance combining the natural gas assets of both companies. The agreement provides for the Company to own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma. In exchange for the assets, Western will receive approximately three million shares of common stock and 19 million shares of convertible preferred stock making Western the largest shareholder of the Company. The preferred stock will be non-voting and convertible into common shares only under certain circumstances. Additionally, a shareholder agreement containing standstill provisions would prevent Western from increasing their position in the Company and restricts the conditions under which Western can vote any common shares received upon conversion of its preferred stock. In preparation for the strategic alliance, the Company redeemed all of its outstanding shares of preferred stock during the third quarter of fiscal 1997.

     Western's gas distribution system serves 660,000 customers. The assets include 10,068 miles of pipeline, a Kansas gas processing plant with 15 million cubic feet per day capacity, a 42 percent interest in a New Mexico plant with a 200 million cubic feet per day capacity, and a natural gas marketing company with a retail marketing focus. Requests for approval of the alliance have been filed with the Oklahoma Corporation Commission
     (OCC) and the Kansas Corporation Commission (KCC). The OCC has issued a procedural schedule calling for a July 14 hearing on the strategic alliance, with a decision expected by the end of July. Transition teams representing the Company and Western continue working toward a September 1997 closing of the transaction.

C.   REGULATORY ASSETS

     The following table is a summary of regulatory assets, net of amortization, outstanding at May 31, 1997 and August 31, 1996.

          ------------------------------------------------------------
                                                    MAY 31,   AUG. 31,
          (THOUSANDS OF DOLLARS)                      1997      1996
          ------------------------------------------------------------
          Recoupable take-or-pay settlements        $ 96,660  $100,155
          Pension costs                               30,289    33,426
          Postretirement costs other than pensions     8,974     9,386
          Postemployment benefits costs                2,975     2,975
          Income tax rate changes                      7,955     8,354
          Unamortized gas storage costs                   96       957
          ------------------------------------------------------------
           Regulatory Assets, Net                   $146,949  $155,253
          ============================================================

D.   SUPPLEMENTAL CASH FLOW INFORMATION

     The following table is supplemental information relative to the Company's cash flows for the nine months ended May 31, 1997 and 1996.

     --------------------------------------------------------------------
                                                      NINE MONTHS ENDED
                                                           MAY 31,
     (THOUSANDS OF DOLLARS)                           1997          1996
     --------------------------------------------------------------------
     Cash paid during the period for:
      Interest                                      $20,254       $22,077
      Income taxes                                  $24,794       $21,193
     Noncash transactions -
      Gas received as payment in kind               $   427       $ 2,132
      Common stock issued under Dividend
      Reinvestment program                          $ 3,602       $ 3,411
      Distribution of net assets from partnership        --       $14,625
     ====================================================================


     In connection with the acquisition of PSEC, Inc. and other oil and gas properties, the Company issued common stock of $9.8 million, debt of $9.2 million and recognized a deferred tax liability of $3.5 million. The acqusitions were accounted for in accordance with the purchase method.

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

------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                MAY 31,               MAY 31,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
------------------------------------------------------------------------------------
FINANCIAL RESULTS
Operating revenues - regulated             $128,970   $131,396   $525,011   $463,793
Operating revenues - nonregulated           102,657    158,286    429,020    529,089
------------------------------------------------------------------------------------
 Total operating revenues                   231,627    289,682    954,031    992,882
Operating costs                             181,984    236,924    768,657    814,337
Depreciation, depletion and amortization     19,719     24,923     55,715     56,387
------------------------------------------------------------------------------------
 Operating income before taxes             $ 29,924   $ 27,835   $129,659   $122,158
====================================================================================


CONSOLIDATED OPERATIONS

The Company continues to take steps to strengthen its competitive edge and position itself to be a leader in the industry. Intensive efforts to acquire additional gas distribution and transmission facilities to enhance its operations have resulted in the first quarter announcement of a strategic alliance to combine the natural gas assets of the Company and Western Resources, Inc. (Western). Under this alliance, the Company will own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma while Western will become the largest equity holder of ONEOK through a combination of common and convertible preferred stock. A shareholder agreement containing standstill provisions would prevent Western from increasing their position in the Company and restricts the conditions under which Western can vote any common shares received upon conversion of its preferred stock. Requests for approval of the alliance have been filed with the OCC and the KCC. This transaction is anticipated to close during the last half of 1997. It will also require a no-action letter or order from the Securities and Exchange Commission or its staff that as a result of the alliance the Company will not be deemed a "subsidiary company" under the Public Utility Holding Company Act of 1935. The waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has expired.

                                    [GRAPH]

Graph indicates 3rd Quarter E.P.S. for Regulated and Nonregulated companies. Regulated E.P.S. is $.40 for 1997 and $.31 for 1996. Nonregulated E.P.S. is $0.09 for 1997 and $0.11 for 1996.

                                    [GRAPH]

Graph indicates FYTD Earnings Per Share for Regulated and Nonregulated companies. Regulated E.P.S. is $1.73 for 1997 and $1.75 for 1996. Nonregulated E.P.S. is $0.59 for 1997 and $0.40 for 1996.

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

--------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MAY 31,                   MAY 31,
(THOUSANDS OF DOLLARS)                         1997         1996         1997         1996
--------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Gas sales                                    $116,824     $117,709     $485,539     $424,444
Cost of gas                                    56,396       61,669      285,408      223,189
--------------------------------------------------------------------------------------------
 Gross margins on gas sales                    60,428       56,040      200,131      201,255
Pipeline capacity lease margins                11,102       11,461       32,282       32,214
Other revenues                                  1,829        3,045        8,722        9,106
--------------------------------------------------------------------------------------------
 Net revenues                                  73,359       70,546      241,135      242,575
Operating expenses                             36,148       35,674      103,070      103,272
Depreciation, depletion and amortization       12,892       13,282       38,667       38,068
--------------------------------------------------------------------------------------------
 Operating income                            $ 24,319     $ 21,590     $ 99,398     $101,235
============================================================================================

-------------------------------------------------------------------------------
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                      MAY 31,                   MAY 31,
                                 1997         1996         1997         1996
-------------------------------------------------------------------------------
GROSS MARGIN PER MCF
Residential                      $3.52        $3.08        $2.66        $2.57
Commercial                       $2.36        $2.07        $2.13        $2.07
Industrial                       $0.56        $0.86        $0.94        $0.83
Pipeline capacity lease          $0.20        $0.21        $0.19        $0.20
===============================================================================

------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                            MAY 31,                   MAY 31,
                                       1997         1996         1997         1996
------------------------------------------------------------------------------------
VOLUMES (MMCF)
Gas sales
 Residential                           12,364       13,438       53,330       54,697
 Commercial                             6,274        7,498       26,272       27,107
 Industrial                             2,342        3,178        9,849       12,806
Pipeline capacity leases               45,641       39,983      131,785      118,991
------------------------------------------------------------------------------------
Total                                  66,621       64,097      221,236      213,601
====================================================================================
Capital expenditures (thousands)     $ 17,762     $ 10,611     $ 39,096     $ 31,783
====================================================================================

    ----------------------------------------------------------------------
                                                          MAY 31,
                                                 1997              1996
    ----------------------------------------------------------------------
    Number of customers                          744,096           737,948
    Customers per employee                           421               401
    Identifiable assets (thousands)           $1,061,272        $1,028,673
    ======================================================================


                                    [GRAPH]

Graphs shows gas sales volume for 1997 and 1996 in MMcf. 1997 volumes: PCL 131,785 MMcf, Commercial 26,272 MMcf, Industrial 9,849 MMcf and Residential 53,330 MMcf. 1996 volumes were PCL 118,991 MMcf, Commercial 27,107 MMcf, Industrial 12,806 Mmcf and Residential 54,697 MMcf.

Two related applications filed by the Company with the OCC during the second quarter have been withdrawn. The first was an application for approval of a plan to deregulate the transmission, gathering and storage functions of the regulated operations and the second was an application for approval of a plan to unbundle the merchant function of the regulated operations in order to provide its customers with a choice of gas supplier. While the Company remains committed to providing its customers with a choice of gas suppliers, it recognizes the desirability of waiting until the rules are established by the OCC.

Transportation of gas has begun to one of the natural gas fired electric generating plants owned by Public Service Company of Oklahoma (PSO). The Company will be providing transportation services to half of these plants for PSO by early fiscal 1998 with an anticipated annual delivery of 10.5 Bcf. Firm gas sales will be provided by the Company's nonregulated marketing operation. Capital expenditures include $8 million through the third quarter of fiscal
1997 and are expected to total $11.5 million when the facilities are completed.


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

------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 MAY 31,               MAY 31,
(THOUSANDS OF DOLLARS)                       1997       1996       1997       1996
------------------------------------------------------------------------------------
FINANCIAL RESULTS
COMBINED NONREGULATED OPERATIONS
Gas sales                                   $82,618   $133,714   $362,754   $475,054
Cost of gas                                  79,890    128,039    350,981    459,997
------------------------------------------------------------------------------------
 Gross margins on gas sales                   2,728      5,675     11,773     15,057
Gas and oil production                       10,374      4,523     29,961     15,859
Gas processing (net)                          5,296      5,717     24,138     15,784
Other                                         3,410     10,015      7,241     15,940
------------------------------------------------------------------------------------
 Net revenues                                21,808     25,930     73,113     62,640
Operating expenses                            9,377      8,043     25,806     23,397
Depreciation, depletion and amortization      6,827     11,641     17,048     18,320
------------------------------------------------------------------------------------
 Operating income before taxes              $ 5,604    $ 6,246   $ 30,259   $ 20,923
====================================================================================

The Company adheres to a prudent risk management strategy of hedging fixed price or location differential transactions using natural gas futures contracts or other derivative agreements to offset potential price risk exposure.

   --------------------------------------------------------------------------
                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                           MAY 31,              MAY 31,
                                       1997      1996        1997      1996
   --------------------------------------------------------------------------
   COMBINED NONREGULATED
    NATURAL GAS OPERATIONS
   Natural gas volumes (MMcf)
    Marketing                         46,958     61,549    146,846    252,795
    Natural gas production             3,521      1,887     10,886      6,009
    Residue gas                        1,541      1,693      4,536      5,268
   --------------------------------------------------------------------------
                                      52,020     65,129    162,268    264,072
   --------------------------------------------------------------------------
   Less intersegment sales
    Marketing                          2,711      1,513      6,548      6,780
    Natural gas production             2,046      1,031      5,978      2,790
    Residue gas                        1,541      1,693      4,536      5,266
   --------------------------------------------------------------------------
                                       6,298      4,237     17,062     14,836
   --------------------------------------------------------------------------
   Net natural gas volumes (MMcf)     45,722     60,892    145,206    249,236
   ==========================================================================

MARKETING

--------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    MAY 31,                   MAY 31,
(THOUSANDS OF DOLLARS)                         1997         1996         1997         1996
--------------------------------------------------------------------------------------------
MARKETING SEGMENT
Natural gas sales                            $ 82,586     $133,714     $362,723     $475,054
Cost of gas                                    79,859      128,039      350,951      459,997
--------------------------------------------------------------------------------------------
 Gross margins on gas sales                     2,727        5,675       11,772       15,057
Other                                              16           39          504        1,209
--------------------------------------------------------------------------------------------
Operating revenues                              2,743        5,714       12,276       16,266
Operating costs, net                              938        1,010        4,428        2,793
Depreciation, depletion and amortization          121          120          362          363
--------------------------------------------------------------------------------------------
 Operating income                            $  1,684     $  4,584     $  7,486     $ 13,110
============================================================================================

-----------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       MAY 31,               MAY 31,
(THOUSANDS OF DOLLARS)                            1997       1996       1997       1996
-----------------------------------------------------------------------------------------
OPERATING INFORMATION
Natural gas volumes (MMcf)                        46,958     61,549    151,986    252,796
Capital expenditures (thousands)                     $60         $3       $295       $119
Identifiable assets (thousands)                                        $65,473    $74,546
=========================================================================================

                                    [GRAPH]

Graph shows Nine Months ended May, Marketing margins per Mcf. Margins for 1997 were $0.08 per Mcf and $0.06 per Mcf for 1996.


The Company's gas marketing operation concentrates its efforts on capitalizing on day to day pricing volatility through the use of gas storage facilities, hedging and transportation arbitraging. The decreases in gas marketing volumes and gross margins for the current quarter reflect the reduction in base load gas trading as compared to the same period in the prior year and a lower degree of price dispersion. The increase in gross margin per Mcf for the fiscal year to date compared to the same period one year ago reflects the Company's emphasis on daily trading. The Company will continue to pursue an aggressive marketing strategy using hedging and gas storage to allow the marketing operation to take advantage of the volatility in gas prices.

PROCESSING

Gas processing revenues and operating income were lower for the quarter ended May 31, 1997 compared to the same quarter one year ago due to a drop in product prices and storage of a significant volume of propane and other products. For the nine months ended May 31, 1997, gas processing revenues and operating income remained higher then the same period one year ago due to higher product prices earlier in fiscal 1997.


----------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MAY 31,                    MAY 31,
(THOUSANDS OF DOLLARS)                         1997          1996         1997          1996
----------------------------------------------------------------------------------------------
PROCESSING SEGMENT
Gas processing (net)                         $  4,813      $  5,156     $ 22,295      $ 13,925
Other                                            (119)          188          (84)          259
----------------------------------------------------------------------------------------------
Operating revenues                              4,694         5,344       22,211        14,184
Operating costs, net                            1,896         1,902        5,885         5,757
Depreciation, depletion and amortization          649           467        1,744         1,402
----------------------------------------------------------------------------------------------
 Operating income                            $  2,149      $  2,975     $ 14,582      $  7,025
==============================================================================================

-------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                             MAY 31,                   MAY 31,
                                        1997         1996         1997         1996
-------------------------------------------------------------------------------------
PROCESSING SEGMENT
Operating Information
 Residue gas  (MMBtu)                    1,541        1,693        4,536        5,268
 Natural gas liquids sold (MGal)        47,745       49,252      156,460      143,761
 Average NGL's price (Gal)            $  0.322     $  0.320     $  0.390     $  0.290
 Fuel & Shrink price (MMbtu)          $   1.99     $   1.95     $   2.07     $   1.73
 Capital expenditures (thousands)     $    495     $    656     $  9,982     $  4,670
 Identifiable assets (thousands)                                $ 37,074     $ 27,798
=====================================================================================


PRODUCTION

Gas production volumes increased over the same periods one year ago continuing to reflect the effects of gas reserves acquired in the latter part of fiscal 1996 and operational changes and efficiencies. The increase in the average price of gas and oil is attributable to general market conditions and an aggressive marketing campaign conducted through the Company's gas marketing segment. Other revenues for the prior year reflect the sale of producing properties in Alabama and Mississippi. Operating efficiencies also resulted in a decline of the operating cost per equivalent Mcf of sales. The decrease in depreciation, depletion and amortization reflects the Company's ongoing evaluation of its producing properties in fiscal 1997 offset by a $8.6 million impairment in fiscal 1996 in accordance with the adoption of Statement of Financial Accounting Standard No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.



---------------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MAY 31,                   MAY 31,
(THOUSANDS OF DOLLARS)                         1997         1996          1997         1996
---------------------------------------------------------------------------------------------
PRODUCTION SEGMENT
Natural gas sales                            $  8,759     $  4,000      $ 24,849     $ 10,713
Oil residue sales                               1,617          523         5,114        5,146
Liquids and residue                               483          561         1,844        1,860
Other                                              65        7,376           473        7,437
---------------------------------------------------------------------------------------------
Operating revenues                             10,924       12,460        32,280       25,156
Operating costs, net                            2,998        2,699         8,652        7,326
Depreciation, depletion and amortization        5,967       10,964        14,672       16,285
---------------------------------------------------------------------------------------------
 Operating income                            $  1,959     $ (1,203)     $  8,956     $  1,545
=============================================================================================


--------------------------------------------------------------------------------
                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MAY 31,                MAY 31,
(THOUSANDS OF DOLLARS)                1997        1996        1997        1996
--------------------------------------------------------------------------------
PRODUCTION SEGMENT
Proved Reserves
 Gas (MMcf)                               --          --      78,844      31,233
 Oil (MBbls)                              --          --       1,583       2,701
--------------------------------------------------------------------------------
Production
 Gas (MMcf)                            3,521       1,887      10,886       6,009
 Oil (MBbls)                              80          22         252         294
--------------------------------------------------------------------------------
Average price
 Gas (Mcf)                           $  2.49     $  2.12     $  2.28     $  1.78
 Oil (Bbls)                          $ 20.11     $ 23.67     $ 20.33     $ 17.50
--------------------------------------------------------------------------------
Capital expenditures (thousands)     $ 5,743     $14,433     $28,920     $42,893
Identifiable assets (thousands)                              $98,860     $77,945
================================================================================


As a result of the second quarter acquisition of PSEC, Inc., and affiliates, the Company became the operator and managing partner of Sycamore Gas Gathering System (Sycamore). In field drilling of the Sycamore properties has begun to enhance the proven reserves. The Company is also pursuing other opportunities in gathering operations.

FINANCIAL FLEXIBILITY AND LIQUIDITY

Prior to closing its strategic alliance with Western, the Company's goals are to maintain an equity to capital ratio, including short-term debt, of approximately 50 percent and to preserve or improve its current debt ratings. At May 31, 1997, the equity component was 57 percent, which increased from 51 percent at August 31, 1996. Debt ratings are A3 by Moody's Investors Service and A- by Standard & Poor's Corporation. The Company's long-term debt represents 42 percent of total capital at May 31, 1997.

Cash provided by operating activities remains strong and continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company periodically accesses funds through short-term credit agreements and, if necessary, through long-term borrowings.

OPERATING CASH FLOWS

Operating cash flows for the nine months ended May 31, 1997, as compared to the same period in 1996 are higher due to increased earnings and lower net invested working capital.

INVESTING CASH FLOWS

Capital expenditures for the nine months ended May 31, 1997 and 1996 are as follows.



                      -----------------------------------
                      (MILLIONS OF DOLLARS)  1997   1996
                      -----------------------------------
                      Regulated              $39.1  $31.8
                      -----------------------------------
                       Processing             10.0    4.7
                       Production             28.9   42.9
                       Other                    .9     .2
                      -----------------------------------
                      Nonregulated           $39.8  $47.8
                      ===================================

                                    [GRAPH]

Graph shows Capital expenditures for Regulated and Nonregulated companies for the nine months ended 1997 and 1996. Capital expenditures for regulated companies were $39.1 million in 1997 and $31.8 million in 1996. Nonregulated capital expenditures were $39.8 million in 1997 and $47.8 million in 1996.


FINANCING CASH FLOW

At May 31, 1997, $347 million of long-term debt was outstanding. As of that date, the Company could have issued $313 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements.

The Company believes that internally generated funds and access to financial markets will be sufficient to meet its debt service, dividend requirements, and capital expenditures. However, if certain events occur, such as significant acquisitions, additional debt or equity financing may be required.

LIQUIDITY

The regulated segment continues to face competitive pressure in serving the substantial market represented by its large volume customers. The loss of a substantial portion of that load, without recoupment of the revenues from that loss, could have a materially adverse effect on the Company's financial condition. However, rate restructuring achieved in the June 1995 rate order reduced the Company's risk in serving its large volume customers.

OTHER

PRICE RISK MANAGEMENT. Commodity futures contracts and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of price fluctuations. Natural gas futures contracts require the Company to buy or sell natural gas at a fixed price. Swap agreements are non-exchange trades between parties whereby one party pays a fixed price and the other a floating price. Swaps allow for the creation of customized transactions. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized when the related physical gas purchases or sales transactions are recognized. At May 31, 1997, the net deferred gain on these contracts was approximately $3.8 million.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

OCTAGON RESOURCES, INC. V. OKLAHOMA NATURAL GAS COMPANY, No. CJ-96-2328-L, in the District Court of Cleveland County, Oklahoma. The plaintiff brought this action against the Company for the alleged breach of a gas purchase agreement seeking to recover actual damages in excess of $10,000 and punitive damages in excess of $10,000. The plaintiff has also asserted claims for fraud and deceit and for declaratory relief to determine the rights and obligations of the parties under the agreement. The Company has filed an answer denying the claims of the plaintiff and has asserted a counterclaim seeking to recover damages from the plaintiff for its repudiation of the gas purchase agreement. The case is now in discovery. Settlement discussions are in progress.

UNITED STATES EX REL JACK J. GRYNBERG V. ALASKA PIPELINE COMPANY, ET AL. (INCLUDING ONEOK INC.), No. 95-725-TFH, in the United States District Court for the District of Columbia. The Company joined with 52 other defendants in filing a motion to dismiss the claims of the Plaintiff on a number of grounds. The motion was granted on March 27, 1997. The Plaintiff has not filed an appeal and the time for appeal has expired.

FENT, ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC., ET AL., No. CJ-88-10148, District Court, Oklahoma County ("Fent I case"). Fent appealed the decision of the District Court and the appeal was referred to the Court of Appeals for decision. All briefs have been filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports

     On April 25, 1997 the Company filed a form 8-K concerning the death of ONEOK Board member Dr. G. Rainey Williams.

     No financial statements were filed with the Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of June, 1997.

                                    ONEOK Inc.
                                    Registrant



                                    By: /s/ J. D. Neal
                                       -----------------------------------------
                                        J. D. Neal
                                        Vice President, Chief Financial Officer,
                                        and Treasurer (Principal Financial and
                                        Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
