Form 10-K
period 1997-08-31
ONEOK INC
filed 1997-11-28
CIK 74154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 for the fiscal year ended August 31, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 for the transition period from         to
                                                        -------    ---------

                          Commission file number 1-13643

                                   ONEOK, INC.
             (Exact name of registrant as specified in its charter)

OKLAHOMA                                                    73-1520922
(State or other jurisdiction of                             ( I.R.S. Employer
incorporation or organization)                              Identification No.)

100 WEST FIFTH STREET, TULSA, OK                            74103
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (918) 588-7000

                                   ONEOK INC.
                   (Former name if changes since last report.)

Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                               -----------------------------------------
Common stock, with par value of $0.01             New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

Aggregate market value of registrant's voting stock held by nonaffiliates as of November 1, 1997, was: Common stock $948 million.

On November 1, 1997, the Company had 28,091,622 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                                     PART OF FORM 10-K
Definitive Proxy Statement related to 1997 annual meeting.    Part III

Form S-4 dated August 6, 1997, file number 33-27467.

                                   ONEOK INC.
                         1996 ANNUAL REPORT ON FORM 10-K


PART I                                                                           PAGE NO.
Item 1.    Business                                                              3 - 10
Item 2.    Properties                                                           10 - 13
Item 3.    Legal Proceedings                                                    13 - 14
Item 4.    Results of Votes of Security Holders                                 14 - 15

PART II

Item 5.    Market Price and Dividends on the Registrant's
           Common Stock and Related Shareholder Matters                              15
Item 6.    Selected Financial Data                                                   16
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  17 - 26
Item 8.    Financial Statements and Supplementary Data                          27 - 50
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure

PART III

Item 10.   Directors, Executive Officers, Promoters, and
           Control Persons of the Registrant                                         51
Item 11.   Executive Compensation                                                    51
Item 12.   Security Ownership of Certain Beneficial Owners and Management            51
Item 13.   Certain Relationships and Related Transactions                            51

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.         52

                                     PART I.

ITEM 1.  BUSINESS

GENERAL - ONEOK Inc., a Delaware corporation, was organized in 1936. It is a successor to a company founded in 1906 as Oklahoma Natural Gas Company. The corporation's name was changed to ONEOK Inc. (pronounced one-oak) in 1980. ONEOK Inc. and subsidiaries (collectively, the Company) is a diversified energy company engaged in the production, gathering, storage, transportation, distribution and marketing of environmentally clean fuels and products. The Company's business units are characterized as operating within either a rate regulated environment (regulated operations) or a nonregulated environment (nonregulated operations).

The regulated business unit provides natural gas distribution and transmission for about 75 percent of Oklahoma. These services are primarily conducted by Oklahoma Natural Gas Company (a division of ONEOK) and two subsidiaries, ONG Transmission Company and ONG Sayre Storage Company. These companies will be collectively referred to herein as Oklahoma Natural Gas.

The nonregulated business unit includes the following core business segments: natural gas marketing activities conducted by ONEOK Gas Marketing Company; gas processing activities conducted primarily by ONEOK Products Company; and production activities conducted by ONEOK Resources Company. Other businesses include ONEOK Leasing Company and ONEOK Parking Company.

ACQUISITIONS AND MERGERS - Western Resources Inc. ("Western Resources"), WAI, Inc. and the Company entered into an agreement dated December 12, 1996, as restated as of May 19, 1997 (the "Agreement") providing for the transactions (the "Transactions") described below. First, Western Resources transferred to WAI, Inc., a new corporation formed by Western Resources, herein after known as "New ONEOK" (i) all of the assets, property and interests owned by Western Resources that are primarily used in, primarily related to or primarily generated by the field operations of Western Resource's local natural gas distribution business in the States of Kansas and Oklahoma, including: the gas gathering, distribution and transmission system and related properties and rights; (ii) all of the capital stock of Western Resources' wholly-owned subsidiaries, Mid Continent Market Center, Inc. (MCMC) and Westar Gas Marketing, Inc. and (iii) all of the debts, claims and liabilities that arise primarily out of, relate primarily to or are primarily generated by, the field operations of Western Resources' local natural gas distribution business in the States of Kansas and Oklahoma (such liabilities and debts to include an aggregate principal amount of debt of Western Resources of $35 million, subject to adjustment) and of the wholly-owned subsidiaries.

Immediately thereafter, the Company merged with and into New ONEOK with New ONEOK being the surviving corporation; New ONEOK then changed its name to ONEOK, Inc. Each outstanding share of common stock of the Company was exchanged for one share of New ONEOK Common Stock. Upon consummation of the merger, (i) the current Company stockholders hold 27,304,870 shares of ONEOK, Inc. Common Stock, representing 90.1 percent of the voting power and 55 percent of the capital stock of ONEOK, Inc. and (ii) Western Resources holds 3,094,257 shares of ONEOK, Inc. Common Stock, representing 9.9 percent of the voting power of ONEOK, Inc., and 19,946,448 shares of ONEOK, Inc. Preferred Stock, which shares will not be entitled to vote in the election of directors, such shares of ONEOK, Inc. Common Stock and ONEOK, Inc. Preferred Stock together representing in the aggregate up to 45 percent of the capital stock of ONEOK, Inc.

Each share of ONEOK, Inc. Preferred Stock will be convertible at Western Resources' option into one share of ONEOK, Inc. Common Stock, subject to adjustment, following the occurrence of a "regulatory change," which is defined in the shareholder agreement to be entered into by Western Resources and the Company prior to the closing of the Transactions (the "Shareholder Agreement") as (i) a repeal, modification, amendment or other change of the Public Utility Holding Company Act of 1935 (the "1935 Act") and/or (ii) the receipt by Western Resources of an exemption, unqualified opinion or no-action letter from the Securities and Exchange Commission or its staff under the 1935 Act, or Western

Resource's registration under the 1935 Act, either or both of which has the result of permitting Western Resources to convert its shares of ONEOK, Inc. Preferred Stock into ONEOK, Inc. Common Stock.

Upon such conversion, Western Resources will hold up to 45 percent of the then outstanding shares of ONEOK, Inc. Common Stock. The Shareholder Agreement will impose certain standstill, transfer and voting restrictions on Western Resources with respect to its beneficial ownership of ONEOK, Inc. capital stock both before and after the regulatory change and will entitle Western Resources to designate a number of directors (not exceeding one-third of the entire Board) to be nominated to the ONEOK, Inc. Board.

The Shareholders of the Company approved the Transactions at a special meeting of shareholders held on September 25, 1997. The Oklahoma Corporation Commission
(OCC) approved the Transaction on September 10, 1997. Approval was received from the Kansas Corporation Commission (KCC) in October 1997. The transaction was consummated and effective November 26, 1997.

The description of the Transactions contained herein is qualified in its entirety by reference to Form 8-K filed November 26, 1997, Amendment No. 3 to Registration Statement on Form S-4 (combined proxy statement/prospectus) registration no. 333-27467 as filed with the Securities and Exchange Commission on August 6, 1997 which is incorporated herein by reference. The Agreement and Shareholder Agreement are Appendix A and B respectively thereto.

The Company is interested in acquiring additional gas distribution and transmission facilities which will further enhance its operations and continues to pursue opportunities for acquisitions as they occur.

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

There have been no material effects upon capital expenditures, earnings, or the Company's competitive position during the 1997 fiscal year related to compliance with these regulations. No material effects of this nature are anticipated during the 1998 fiscal year.

EMPLOYEES - The Company employed 1,800 persons at August 31, 1997, and is currently not a party to any collective bargaining agreements with its employees.

FINANCIAL AND STATISTICAL INFORMATION - For financial and statistical information regarding the Company's business units by segment, see " Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note I of Notes to Consolidated Financial Statements.

The Company's regulated and nonregulated business units are discussed below.

(A)  REGULATED OPERATIONS

     GENERAL

     Oklahoma Natural Gas Company and two regulated subsidiaries of ONEOK comprise a fully integrated intrastate natural gas gathering, storage, distribution and transmission business, which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers located primarily in the state of Oklahoma. It also leases pipeline capacity to industrial customers for their use in transporting natural gas to their facilities. ONG Transmission Company transports gas for others under Section 311(a) of the Natural Gas Policy Act of 1978
     (NGPA). Oklahoma Natural Gas Company, ONG Transmission Company and ONG Sayre Storage Company (Sayre) are consolidated for ratemaking purposes by the OCC.

     Oklahoma Natural Gas purchases natural gas from gas processing plants, producing gas wells, and pipeline suppliers, and utilizes five underground storage facilities as necessary to deliver natural gas to approximately 733,600 customers at August 31, 1997, located in 296 communities in Oklahoma. The Company's largest markets are the Oklahoma City and Tulsa metropolitan areas. Oklahoma Natural Gas also sells natural gas and/or leases pipeline capacity to other local gas distributors serving 46 Oklahoma communities. Oklahoma Natural Gas serves an estimated population of over 2 million.

     Oklahoma Natural Gas owns five underground gas storage facilities and leases capacity to third parties on a short-term basis. The Sayre gas storage facility is leased, on a long-term basis, to and operated by the Natural Gas Pipeline Company of America. Sayre retains capacity for its use.

     Of the Company's consolidated revenues, revenue from the regulated operations represented approximately 51.5, 44.0, and 62.3 percent for 1997, 1996, and 1995, respectively. Operating income before interest and taxes from the regulated operations is 78.0, 80.4, and 86.8 percent of the consolidated operating income before interest and taxes for 1997, 1996, and 1995, respectively.

     GAS SUPPLY

     Gas supplies available to Oklahoma Natural Gas for purchase and resale include supplies of gas under both short and long-term contracts with independent producers as well as pipeline companies, gas processors and other suppliers that own or control reserves. Oklahoma is the third largest gas producing state in the nation; and Oklahoma Natural Gas, unlike most utilities, has direct access through its transmission system to all of the major gas producing areas in the state. The system, which intersects with nine interstate pipelines at 26 interconnect points, 38 gas processing plants and 128 producing fields located in Oklahoma, allows natural gas to be moved to locations throughout the state and the nation. In addition, four of the storage facilities operated by Oklahoma Natural Gas are located in close proximity to its large market areas. These four storages have a combined average capacity of 119 billion cubic feet to help assure deliverability to customers even on winter peak usage days. On such days, withdrawal from storage can provide as much as 50 percent of the system's needs. The record for all-time peak gas deliveries through the system in a single day was 1.92 billion cubic feet.

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

     CUSTOMERS

     RESIDENTIAL AND COMMERCIAL - Oklahoma Natural Gas distributes natural gas as a public utility to approximately 75 percent of Oklahoma. Natural gas sales to residential and commercial customers, which is used primarily for heating and cooking, accounts for approximately 60 and 26 percent of gas sales, respectively. Gas sales to residential and commercial customers are seasonal, as a substantial portion of such sales are used principally for space heating. Accordingly, the volume of gas sales is consistently higher during the heating season (November through May) than in other months of the year. Rates for natural gas distribution operations include a temperature normalization adjustment clause during the heating season.

     Oklahoma Natural Gas holds franchises, all of which are for an initial period of 25 years, in the major municipalities in which it operates. In the state of Oklahoma, a franchise is a right to use the municipal streets, alleys, and other public ways for utility facilities for a defined period of time for a fee. Although the laws of the state of Oklahoma prohibit exclusive utility franchises, management nevertheless believes there are advantages to having franchises in the larger municipalities in which operations are conducted. Seventeen municipalities with a population of over 10,000 in which franchises are held, have an aggregate population representing approximately 1.2 million. Oklahoma Natural Gas has franchises or gross receipts agreements in 219 other municipalities in which there is an aggregate population of approximately 640,000. In management's opinion, its franchises contain no unduly burdensome restrictions and are sufficient for the transaction of business in the manner in which it is now conducted.

     INDUSTRIAL - A substantial portion of the system throughput is transported for industrial customers, in particular, several large fertilizer plants which use natural gas as feedstock. Certain interstate and intrastate pipeline companies have continued to be very aggressive in attempting to capture industrial load within the Oklahoma Natural Gas service area, a phenomenon generally referred to in the gas industry as "bypass." Oklahoma Natural Gas has minimized the negative impact of bypass practices through its Pipeline Capacity Lease (PCL) and Special Industrial Sales programs
     (SISP). The PCL program enables the customer, for a fee, to have its gas transported to its facilities utilizing lines owned by Oklahoma Natural Gas. PCL services are at rates substantially below the industrial tariff rates. In 1995, the OCC allowed rates for large industrial customers to be restructured and reduced. Under this new structure, tariffs are established setting forth the maximum rates and a standard form of PCL agreement, subject to changes in the agreement as may be negotiated by Oklahoma Natural Gas and the customer. The SISP program allocates lower cost supplies to these customers if they choose to purchase their gas from Oklahoma Natural Gas.

     Industrial sales, rentals for PCLs, and other energy-related operations tend to remain relatively constant throughout the year, while interstate transportation volumes fluctuate based on market demand. Revenues from fertilizer plant customers continue to decline as a percentage of total revenues as a result of the rate restructuring noted at "Government Regulations" and as a result of bypass. No single customer accounted for more than 10 percent of the Company's total operating revenues.

     The potential impact of the loss of a significant portion of this volume is discussed at Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, on page 26.

     During the current year, the Company commenced construction of four pipelines representing its most extensive pipeline construction project in recent history. Two of the four pipelines have been completed. The remaining two pipelines are scheduled for completion by January 1998. Upon completion, these pipelines will begin transporting gas to four natural gas-fired electric generating plants owned by Public Service Company of Oklahoma. The gas will be supplied by the Company's gas marketing operation.

     COMPETITION

     The natural gas industry is expected to remain highly competitive. Management believes that it must maintain a competitive advantage in order to retain its customers and, accordingly, continues to focus on reducing costs and pursuing unbundling opportunities.

     Oklahoma Natural Gas is subject to competition from electric utilities offering electricity as a rival energy source and competing for the space heating, water heating, and cooking markets. The principal means to compete against alternative fuels is lower prices, and natural gas continues to maintain its price advantage in the residential, commercial, and both small and large industrial markets. Compared to electricity for water heating, cooking or space heating, natural gas service provided by Oklahoma Natural Gas is 56 percent, 39 percent and 72 percent less expensive. Oklahoma Natural Gas rates are competitive nationally. In residential markets, the average cost of 10 Mcf is $53.43 for Oklahoma Natural Gas customers versus $61.68 for the average cost nationwide.

     Oklahoma Natural Gas is subject to competition from other pipelines for its existing industrial load. The PCL program and SISP programs are a response to such competitive pressure. The PCL rate structure allows Oklahoma Natural Gas to effectively compete in these markets and maintain throughput and, therefore, load factors which benefit all customer classes.

     In April 1992, the Federal Energy Regulatory Commission (FERC) approved Order 636. Less than one percent of Oklahoma Natural Gas's gas supply is transported on interstate pipelines; Order 636 has had little impact on the Company's operations.

     Increasing competition in the natural gas industry along with the efforts of the OCC to restructure the state's gas utility industry have been driving forces behind the Company's plans to unbundle its services. The Company is working closely with the OCC in order to develop a plan that is both fair and sufficiently flexible to accommodate necessary future changes.

     GOVERNMENT REGULATIONS

     Rates charged for gas services, including distribution, transmission and storage, are established by the OCC and include a purchased gas adjustment clause that allows changes in gas purchase costs to be passed on to various classes of customers. Other costs must be recovered through periodic rate adjustments approved by the OCC.

     The Company has previously settled all known claims arising out of long-term gas supply contracts containing "take-or-pay" provisions which purported to require the Company to pay for volumes of natural gas contracted for but not taken. The OCC has authorized recovery of the accumulated settlement costs over a period of 20 years or approximately $6.7 million annually through a combination of a surcharge from customers and revenue from transportation under Section 311(a) of the NGPA and other intrastate transportation revenues. There are no significant potential claims or cases pending against the Company under remaining gas purchase contracts.

     In a 1995 rate order, Oklahoma Natural Gas received a $13.8 million permanent increase in base rates and an additional $1.15 million increase for two years. Rates for large industrial customers were restructured and reduced, with the revenue reduction shifted to core residential and commercial customers. Changes to purchasing and pricing practices provided a decrease in the cost of gas that more than offset the impact of the rate increase, allowing core customers a net savings in rates. A temperature adjustment clause included in the order reduced the effect of extremes in weather for both the Company and the customer. Also included in the order was an agreement not to file for a general rate increase for two years. In connection with the Western alliance, the Company has filed a stipulation which includes an agreement not to file for a rate increase for a period of one year. Order No. 416480 from the OCC dated October 3rd, 1997, confirmed that stipulation.

     OTHER REGULATED BUSINESSES

     The Company owns assets in Texas which are regulated by the Texas Railroad Commission and are leased to Red River Pipeline Company under a long term lease. During the first quarter of fiscal 1998, these assets will be exchanged for transmission and compression facilities in Oklahoma.

     OkTex Pipeline Company transports gas in interstate commerce under Section 311(a) of the NGPA and is treated as a separate entity by the Federal Energy Regulatory Commission (FERC). The Company has the capacity to move up to 200 million cubic feet of gas per day into Lone Star Gas Company's system in Texas and the Red River Pipeline. OkTex has complied with the requirements of Order 636.

(B)  NONREGULATED OPERATIONS

     MARKETING

     GENERAL - The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. Due to expanded supply and storage capabilities, the marketing operation has evolved from an intrastate aggregator into a interstate aggregator.

     Of the Company's consolidated operating revenues, revenue from the gas marketing business represented approximately 39.6, 48.9, and 27.9 percent for 1997, 1996, and 1995, respectively. Operating income before interest and taxes from the marketing operation is 6.1, 10.7, and 4.5 percent of the consolidated operating income before interest and taxes for 1997, 1996, and 1995, respectively.

     MARKET CONDITIONS - The baseload marketing business is very competitive and, as the industry matures, continues to go through a period of consolidation and reduced margins. The Company's strategy is to concentrate its efforts on capitalizing on day to day pricing volatility through the use of gas storage facilities, hedging, and transportation arbitraging. Management believes that its location in Oklahoma, as well as the benefits derived from vertically integrating the gas marketing operations with the Company's production, gathering, processing, storage and transportation businesses, will provide the strategic advantage necessary to compete.

     NEW PRODUCTS AND SERVICES - The marketing operation was the successful bidder in a proposal to provide firm and interruptible gas service to several natural gas-fired electric generating plants owned by Public Service Company of Oklahoma. The regulated operation is constructing the pipelines to serve these plants and will be transporting the gas under a PCL agreement.

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

     PROCESSING

     GENERAL - The Company's processing operation owns nonoperating interests in 15 gas processing plants in 11 plant locations. Currently, 12 plants are in operation and several are running near or at capacity. The gas processing operations include the extraction of natural gas liquids (NGLs) and the separation ("fractionation") of mixed NGLs into component products (eg., ethane/propane mix, propane, iso and normal butane and natural gasoline). The component products are used for petrochemical feedstock, residential heating and cooking in rural areas, and blending into motor fuels. The industry as a whole operates substantial numbers of such plants, many owned by large integrated oil and gas companies and independents. NGL margins have been highly volatile over the past several years as profitability is dependent on the relationship between natural gas costs and NGL prices. Management believes that the industry is becoming much more competitive as demand increases for NGLs, especially petrochemical feedstock.

     Extraction is the process of removing NGLs from the inlet raw gas stream, thereby reducing the Btu content and volume (referred to as "shrinkage"). In addition, some gas from the gas stream is consumed as fuel during the processing. The production costs of such liquids generally depend on the cost of the natural gas being processed and the underlying agreements. The Company compensates its gas suppliers for fuel and shrinkage costs in one of two ways, either by returning a percentage of the proceeds from the extracted NGLs to the supplier (a "percent of proceeds" contract) or by replacing an equivalent amount of gas (a "fuel and shrink" contract). Due to the volatility of the natural gas and NGL prices, "percent of proceeds" contracts generally provide a more stable cash flow. At August 31, 1997, the Company's processing plants are operating with 69 percent "fuel and shrink" and 31 percent "percent of proceeds" contracts. Effective with the closing of the alliance with Western the "percent of proceeds" contracts will increase to 43 percent while the "fuel and shrink" contracts will decrease to 57 percent.

     Of the Company's consolidated operating revenues, revenue from the gas processing business represented approximately 6.2, 4.8, and 6.8 percent for 1997, 1996, and 1995, respectively. Operating income before interest and taxes for the processing operation is 10.0, 7.4, and 6.0 percent of the consolidated operating income before interest and taxes for 1997, 1996, and 1995, respectively.

     PROCESSING CAPABILITIES - Recent developments include the expansion of plant gathering systems into new areas of production and the development of producer alliances bringing plants closer to capacity. Future strategies include the relocation of under-utilized processing plants to new production areas, the expansion of existing capabilities and growth through acquisition of additional plants and gathering systems. During 1996, the Company acquired an 8 percent interest in the Indian Basin Gas Processing Plant in New Mexico. As part of the strategic alliance with Western, the Company will acquire one additional plant and will increase its ownership in Indian Basin to 42 percent.

     Because of the generally favorable location of the plants and terms of the Company's processing and operating agreements, management anticipates that its current competitive position in processing will remain so for the near future.

     PRODUCTION

     GENERAL - The Company's production operation strategy is to concentrate ownership of hydrocarbon reserves in its service territory in order to add value not only to its existing production operations but also to integrate the processing, marketing, transmission, gathering, and storage businesses. As a result, the Company is focusing its efforts on exploitation activities.

     Of the Company's consolidated operating revenues, revenue from the production business represented approximately 2.3, 2.1, and 2.5 percent for 1997, 1996, and 1995, respectively. Operating income before interest and taxes for the production operation is 6.8, 2.3, and 3.4 percent of the consolidated operating income before interest and taxes for 1997, 1996, and 1995, respectively.

     PRODUCING RESERVES - Natural gas is the primary focus of the Company's production activities. As of August 31, 1997, the Company had working interests in 923 gas wells and 233 oil wells located primarily in Oklahoma and Louisiana. A number of these wells produce from multiple zones.

     During 1997, the Company purchased PSEC, Inc., an independent oil and gas producing company. This acquisition included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil concentrated in three counties in Oklahoma. The acquisition also included PSPC, Ltd., which operates and owns a 42 percent interest in the Sycamore Gas Gathering System.

     During 1996, the Company purchased substantially all of the Oklahoma oil and natural gas properties of SCANA Petroleum Resources. The $43.1 million purchase included over 500 producing properties of which 90 percent are natural gas. Also in 1996, the Company sold all of its oil and gas producing properties in Alabama and Mississippi for approximately $18.9 million.

     MARKET CONDITIONS - The goal of the Company is to develop an economically viable reserve base through acquisition and development. Additionally, the Company plans to become more active as an operator. In doing so, the Company competes with many large integrated oil and gas companies and numerous independent oil and gas companies of various sizes. The Company, like the rest of the industry, has occasionally curtailed some of its natural gas production because of low prices. Most production is sold to brokers at spot-market prices.

     RISK MANAGEMENT - During 1997, the Company's production segment increased its utilization of derivatives in order to hedge anticipated sales of oil and natural gas production. These anticipated transactions have been hedged with commodity swaps agreements whereby the Company is able to set the price to be received for the future production and thus eliminate the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy in hedging anticipated transactions is to eliminate the variability in earnings of its production segment as a result of market fluctuations. To the extent that management does not terminate a hedge or enter into an opposing derivative, the current strategy will limit the potential gains which could result from increases in market prices above the level set by the hedge.

     OTHER BUSINESSES

     The Company, through two subsidiaries, owns a parking garage and leases an office building (ONEOK Plaza) in downtown Tulsa, Oklahoma, in which the Company's headquarters is located. The parking garage is owned and operated by ONEOK Parking Company. ONEOK Leasing Company leases excess office space to others. Almost all downtown Tulsa Class A office space is rented and very little Class A office space is available city-wide. As a result, Class A rental rates are increasing.


ITEM 2.  PROPERTIES

(A)  DESCRIPTION OF PROPERTY

     REGULATED

     DISTRIBUTION - The Company owned 14,852 miles of pipeline and other distribution facilities in Oklahoma at August 31, 1997. The Company owns a five-story office building in Oklahoma City, Oklahoma, as well as a number of warehouses, garages, meter and regulator houses, service buildings, and other buildings throughout the state. The Company also owns a fleet of vehicles and maintains an inventory of spare parts, equipment, and supplies. In addition, the Company owns five underground storage facilities located throughout the state. Four of the storage facilities operated by the Company are located in close proximity to its large market areas. These four storages have a combined average storage capacity of 119 billion cubic feet. The other storage facility is located in western Oklahoma and is leased to and operated by another company. However, 21.4 billion cubic feet of storage capacity, in that facility, has been retained for use by the Company.

     TRANSMISSION - The Company owned a combined total of 3,819 miles of transmission and gathering pipeline in Oklahoma at August 31, 1997. Compression and dehydration facilities are located at various points throughout the pipeline system.

     Transmission and compression facilities located in Texas and leased to the Red River Pipeline Company will be exchanged for transmission and compression facilities in Oklahoma during first fiscal quarter of 1998.

     PRODUCTION

     The Company owns varying economic interests, including overriding royalty interests, in 923 gas wells and 233 oil wells, some of which are multiple completions. Such interests are in wells located primarily in Louisiana and Oklahoma. The Company owns 76,617 net onshore developed leasehold acres and 14,312 net onshore undeveloped acres, located primarily in Louisiana, Oklahoma, and Texas. The Company owns no offshore acreage.

     Lease acreage in producing units is held by production. Leases not being held by production are generally for a term of three years and require payments of annual rentals.

     PROCESSING

     The Company owns interests in 15 gas processing plants at 11 plant locations which extract liquid hydrocarbons from natural gas. All are located in Oklahoma with the exception of one plant located in New Mexico. The Company's share of the total plant capacity of 1,070 million cubic feet per day is 327 million cubic feet per day.

     OTHER

     The Company owns a parking garage and land, subject to a long-term ground lease expiring in year 2009 with six five-year extensions available, upon which has been constructed a seventeen-story office building with approximately 517,000 square feet of net rentable space. The office building is being leased to the Company at a lease term of 25 years with six five-year renewal options. After any renewal period, the Company can purchase the property at its fair market value. The Company has occupied and reserved approximately 220,000 square feet of space for its own use and leases the remaining space to others.

(B)  OTHER INFORMATION

     Oil and gas production is defined by the Securities and Exchange Commission
     (SEC) to include natural gas liquids in their natural state. The Company's processing operation produces a substantial amount of natural gas liquids as a result of ownership in several gas processing plants, but the Company does not own the reserves attributable to the gas processed by these plants. The SEC excludes the production of natural gas liquids resulting from the operation of gas processing plants as an oil and gas activity. Accordingly, the following tables exclude information concerning the production of natural gas liquids by the Company's processing operation.

     OIL AND GAS RESERVES

     All of the oil and gas reserves are located in the United States.

     QUANTITIES OF OIL AND GAS RESERVES - See Note L of Notes to Consolidated Financial Statements on page 46.

     PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES - See Note M of Notes to Consolidated Financial Statements on page 46 and 47.

     RESERVE ESTIMATES FILED WITH OTHERS

     None.

     QUANTITIES OF OIL AND GAS PRODUCED

     The net quantities of oil and natural gas produced and sold, including intercompany transactions, were as follows:

     ------------------------------------------------------------------------
     SALES                1997      1996      1995
     ------------------------------------------------------------------------
     Oil (MBbls)            336      435      466
     Gas (MMcf)          14,565    9,406    8,775
     ------------------------------------------------------------------------

     AVERAGE SALES PRICE AND PRODUCTION (LIFTING) COSTS

     Average sales prices and lifting costs are as follows:

     ------------------------------------------------------------------------
                               1997      1996      1995
     ------------------------------------------------------------------------
     Average Sales Price (a)
       Per Bbl of oil         $19.84    $17.73    $16.22
       Per Mcf of gas          $2.16     $1.86     $1.51

     Average Production Costs
       Per Mcfe (b)            $0.48     $0.46     $0.37
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

     WELLS AND DEVELOPED ACREAGE

     The table below shows gross and net wells in which the Company has a working interest at August 31, 1997, and includes wells in which the Company has royalty or overriding royalty interests.

     ----------------------------------
                         Oil       Gas
     ----------------------------------
     Gross wells         233       923
     Net wells            78       234
     ----------------------------------

     Gross developed acres and net developed acres by well classification are not available. Net developed acres for both oil and gas is 76,617 acres.

     UNDEVELOPED ACREAGE


     The gross and net undeveloped leasehold acreage at the end of the fiscal year is as follows:

     ------------------------------------
                           Gross     Net
     ------------------------------------
     Alabama                388        61
     Louisiana            1,110       210
     Oklahoma            57,801    13,279
     Texas                6,757       762
     ------------------------------------
      Total              66,056    14,312
     ------------------------------------


     Of the net onshore undeveloped acres, approximately five percent lies in the Ardmore Basin area, 28 percent in the Anadarko Basin area in Oklahoma, 31 percent in the Oklahoma portion of the Arkoma Basin, and three percent in the Texas Gulf Coast area.

     NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

     The net interest in total wells drilled, by well classification, is as follows:

     ------------------------------------------------
                          Exploratory    Development
     ------------------------------------------------
     1997
     Productive               0.0            3.8
     Dry                      0.0            1.5
                          ---------------------------
      Total                   0.0            5.3
                          ===========================
     1996
     Productive               0.0            2.7
     Dry                      0.6            1.8
                          ---------------------------
      Total                   0.6            4.5
                          ===========================
     1995
     Productive               2.4            6.3
     Dry                      1.8            1.9
                          ---------------------------
      Total                   4.2            8.2
     ================================================

     PRESENT DRILLING ACTIVITIES

     On August 31, 1997, the Company was participating in the drilling of 25 wells. The Company's net interest in these wells amounts to 3 wells.

     FUTURE OBLIGATIONS TO PROVIDE OIL AND GAS

     None.

ITEM 3.  LEGAL PROCEEDINGS

FENT. ET UX V. OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. ET AL., No. CJ-88-10148, District Court, Oklahoma County ("Fent I case"). On October 6, 1988, the Plaintiffs filed a petition for reimbursement for the cost of replacement of a yardline and for repairing the gap in piping caused by the relocation of the meter to the property line and as a class action for similarly situated customers. The Company moved to dismiss the action on the grounds the District Court did not have subject matter jurisdiction and a failure to state a cause of action for which relief could be granted. The District Court granted the motion to dismiss and the Plaintiffs appealed the decision. On August 14, 1991, the Court of Appeals reversed the trial court's decision and remanded the case for further proceedings. The appellate court held that the trial court had erred in ruling both that it was without jurisdiction and that the Plaintiffs had failed to state a cause of action, instead finding that under Commission Rule 6(a) the Company could be responsible for maintenance of the gas line up to the outflow side of the meter. As a result, the Company could have a duty to repair the gap caused by the removal of the meter and to maintain and repair the yard line. The case was remanded to the District Court, the Company filed a related proceeding with the Oklahoma Corporation Commission seeking an interpretation of the applicable Commission rules, and although the Plaintiffs filed a motion in District Court to certify the class, further proceedings in the case were stayed pending resolutions of the appeal of the decision in the related Corporation Commission proceeding. The Corporation Commission proceeding was resolved. Plaintiffs filed a motion to lift the stay which was granted by the Court, enabling the case to proceed with discovery on the issue of whether claims should be certified as a class action and Plaintiff's allowed to act as class representatives. The Company filed a motion to strike on the basis of the Oklahoma Corporation Commission decision in Fent III (see below) that the Company was not responsible for non-Fent yardlines, which was granted on July 26, 1996. Fent appealed the decision of the District Court and on April 8, 1997, the appeal was assigned to Division 2 of the Court of Appeals. All briefs have been filed.

APPLICATION OF OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. FOR A DETERMINATION THAT UNDER THE COMMISSION'S EXISTING NATURAL GAS UTILITY RULES AND REGULATIONS AND OKLAHOMA NATURAL'S EXISTING SERVICE RULES AND REGULATIONS, THE GAS UTILITY CUSTOMERS OF OKLAHOMA NATURAL GAS COMPANY, EXCEPT JERRY R. FENT AND MARGARET B. FENT, ARE RESPONSIBLE FOR INSTALLING AND MAINTAINING ALL PIPING BETWEEN THE CUSTOMERS' PROPERTY OR CURB LINES, AND SUCH CUSTOMERS' POINTS OF CONSUMPTION OF GAS, Cause PUD No. 95000233, Oklahoma Corporation Commission (Fent III Case). On February 24, 1992, in Cause PUD No. 001123 (hereinafter referred to as the Fent II Case), the Commission issued Order No.363449, holding that under the Commission Gas Rules and ONG Rules, a gas utility customer is financially responsible for the installation, maintenance, repair or replacement of the customer's yard line, being the line lying between the gas utility's main located at the property or curb line, or easement, and the premises being served, and lying outside of any easement, regardless of where the gas meter is located. The Commission's Order in Fent II was subsequently appealed to the Oklahoma Supreme Court, which issued an opinion in Fent v. Oklahoma Natural Gas Co., 898 P.2nd 126 (1994), resulting in a reversal of the Commission's Order. In its opinion the Supreme Court stated that its pronouncement did not question the general power of the Commission to regulate utilities by rulemaking and to interpret its own rules; it was addressed narrowly to the agency's attempt to affect the Fent's pending district court claim. However, the Court reversed the Commission's Order in its entirety. On September 27, 1995, the Company filed an application requesting that the Commission reaffirm its order in Fent II as it applies to ratepayers other than the Fents, for application in the Fent I case if it should be certified as a class action. On November 29, 1995, Fent filed for a Writ of Prohibition with the Oklahoma Supreme Court which was denied on March 6, 1996. A hearing on the Company's application was held April 10, 1996 and an Order issued April 24, 1996 granting the Company's application. The Fents and Harold Jenks (another customer of the Company) have appealed the Order to the Oklahoma Supreme Court. The Company filed a response to the appeal and a motion to dismiss the Fent's appeal for lack of standing and their appeal was dismissed on September 23, 1996. The Jenks appeal is still pending. All briefs have been filed and the appeal was assigned to Division 3 of the Court of Civil Appeals on April 8, 1997.

On November 17, 1997, the Court of Civil Appeals issued an Opinion which reversed the Commission order. The court acknowledged that Fent I applies only to the Fents' claim against ONG, and that Fent II did not decide any issue relating to the financial responsibility on the Company or its other customers as to installing, maintaining, repairing or replacing yardlines. However, the court held that the Commission Order must fall "because it is an attempt to pre-judge future disputes." The court stated that ONG was, in effect, attempting to secure an order exempting it from liability on future unknown claims. According to the court, while the Commission may interpret its own rules and those of a public utility "when a dispute arises," it may not determine whether ONG would have liability in any future case. The Company anticipates filing a petition for certiorari, which would be due December 8, 1997.

IN THE MATTER OF COMMISSIONER BOB ANTHONY'S INSPECTION OF THE BOOKS AND RECORDS OF ANY PUBLIC SERVICE CORPORATION AND EXAMINATION, UNDER OATH, ANY OFFICER, AGENT, OR EMPLOYEE OF SUCH, IN RELATION TO THE BUSINESS AND AFFAIRS OF ARKANSAS LOUISIANA GAS COMPANY, A DIVISION OF NORAM ENERGY CORP. AND OKLAHOMA NATURAL GAS COMPANY, A DIVISION OF ONEOK INC. PURSUANT TO OKLAHOMA CONSTITUTION ARTICLE 9, SECTIONS 18, 28 AND 34, Cause No. PUD 960000039 and related dockets (PUD 96-85, 96-100, 96-186) Oklahoma Corporation Commission. Commissioner Anthony filed notice on February 13, 1996, and thereafter sought, in his capacity as an individual Commissioner, to investigate transactions between the Company and other entities in connection with the 1993 settlement of a long-running gas contract dispute between the Company and one of its gas suppliers, Creek Systems. The principal subject of the inquiry was a new gas supply arrangement entered into in connection with the settlement between the Company and an entity called Dynamic Energy Resources, which in turn assigned its interest in the contract to two other unrelated companies. Commissioner Anthony contended that he was questioning whether the new gas supply arrangement entered into as a result of the settlement had resulted in excessive gas costs to the Company's customers. The gas supply contracts in question had been examined in earlier audits by the Commission staff and no improper costs or other improprieties had been found. After extensive Commission proceedings and an original action in the Oklahoma Supreme Court challenging Anthony's authority to conduct such an individual investigation, a compromise was reached among all interested parties (other than Commissioner Anthony) pursuant to which another Commission staff investigation of the matter was conducted with full cooperation by the Company. On December 17, 1996, the Commission Staff in a related Cause (Cause PUD No. 960000186) filed a report finding no improprieties and no excess charges on the part of the Company. On July 1, 1997, Commissioner Anthony filed a document entitled "Need for Disallowance on ONG Cost for Contracts with Dynamic Energy Resources, Inc." claiming ratepayers will pay at least $40 annually more than necessary under the Contracts and cost to customers should be decreased to eliminate excess gas costs. On August 14, 1997, Commissioner Anthony filed a document entitled "Need to Place the Company's Fuel Tariff Interim Subject to Refund," which was a memorandum to Anthony from his Administrative Assistant, James Proctor. The memorandum recommended that the Commission conduct a hearing and find that ONG's fuel adjustments clause should be set interim, subject to refund, pending a full public hearing on the merits of the Company's contracts arising from the Dynamic transaction. The memorandum concluded that the Company will pay up to an estimated $54.1 million more for gas under the contract than under the Creek Systems contract. It suggested the contract was executed solely to "eliminate adverse publicity and potentially damaging civil litigation in a way which avoided a direct reduction in shareholders equity." However, no formal Commission proceedings which will require a vote of the Commission have been instituted in response to Commissioner Anthony's findings.

The Company is a party to other litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on consolidated results of operations, financial position, or liquidity.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

(A)  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

     The WRI acquisition was submitted and voted upon by shareholders September 25, 1997.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     All executive officers are elected at the annual meeting of directors and serve for a period of one year or until their successors are duly elected.

---------------------------------------------------------------------------------------------------------------
                                            PERIOD SERVED           BUSINESS EXPERIENCE
NAME AND POSITION                   AGE     IN SUCH CAPACITY        IN PAST FIVE YEARS
---------------------------------------------------------------------------------------------------------------
LARRY W. BRUMMETT                   47      1994 to present         Chairman of the Board of Directors,
Chairman of the Board,                                              President, and Chief Executive Officer
President, and Chief
Executive Officer
                                            1993 to 1994            Executive Vice President of ONEOK
                                            1992 to 1993            Executive Vice President of Oklahoma
                                                                    Natural Gas Company (ONG)
---------------------------------------------------------------------------------------------------------------

DAVID L. KYLE                       45      1995 to present         Member of the Board of Directors
President and Chief                         1994 to present         President and Chief Operating Officer
Operating Officer of                                                of Oklahoma Natural Gas Company
Oklahoma Natural Gas                        1992 to 1994            Executive Vice President of
Company                                                             Oklahoma Natural Gas Company
---------------------------------------------------------------------------------------------------------------

JERRY D. NEAL                       58      1992 to present         Vice President, Treasurer,  and Chief
Vice President, Treasurer, and                                      Financial Officer (Principal Financial
Chief Financial Officer,                                            and Accounting Officer)
(Principal Financial and
Accounting Officer)
---------------------------------------------------------------------------------------------------------------

NORMAN E. DUCKWORTH                 63      1996 to 1997            Vice President and Secretary
Vice President and Secretary                1992 to 1996            Vice President of Human Resources
---------------------------------------------------------------------------------------------------------------

EUGENE N. DUBAY                     49      1996 to present         Vice President of Corporate Development
Vice President of                           1992 to 1995            Executive Vice President and
Corporate Development                                               Chief Operating Officer of Missouri Gas
                                                                    Energy
---------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

(A)  MARKET INFORMATION

     The Company's common stock is listed on the New York Stock Exchange under the trading symbol OKE. The corporate name ONEOK is used in newspaper stock listings. The high and low market prices of the Company's common stock for each fiscal quarter during the last two fiscal years were as follows:

-------------------------------------------------------------------------------
1997                          HIGH                    LOW
-------------------------------------------------------------------------------
First quarter               $ 28 5/8                $ 24 7/8
Second quarter              $ 30 7/8                $ 26
Third quarter               $ 31 1/8                $ 25 7/8
Fourth quarter              $ 35 5/16               $ 30
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
1996                          HIGH                    LOW
-------------------------------------------------------------------------------
First quarter               $ 24 13/16              $ 22
Second quarter              $ 23 7/8                $ 20
Third quarter               $ 27 1/2                $ 21 1/8
Fourth quarter              $ 28 7/8                $ 24 3/8
-------------------------------------------------------------------------------


(B)  HOLDERS

     There were 13,189 holders of the Company's common stock at August 31, 1997.

(C)  DIVIDENDS

     Quarterly dividends declared on the Company's common stock during the last two fiscal years were as follows:

--------------------------------------------------------------------------------
                            1997                      1996
-------------------------------------------------------------------------------
First quarter             $  .30                     $  .29
Second quarter            $  .30                     $  .29
Third quarter             $  .30                     $  .30
Fourth quarter            $  .30                     $  .30
                          ------                     ------
 Total                    $ 1.20                     $ 1.18
-------------------------------------------------------------------------------

     Debt agreements pursuant to which the Company's outstanding long-term and short-term debt has been issued limit dividends and other distributions on the Company's common stock. Under the most restrictive of these provisions, $27,412,000 of retained earnings is so restricted. On August 31, 1997, $205,411,000 was available for dividends on the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Following are selected financial data for the Company for each of the last five fiscal years. Dollar amounts are in millions of dollars, except per share amounts.

------------------------------------------------------------------------------------------------------------------
                                              1997           1996           1995          1994           1993
------------------------------------------------------------------------------------------------------------------
 Operating revenues                         $1,161.9       $1,224.3         $954.2        $784.1         $789.1
 Operating income before interest
   and income taxes                           $128.8         $121.0         $105.5         $92.0          $96.5
 Net income                                    $59.3          $52.8          $42.8         $36.2          $38.4
 Total assets                               $1,237.4       $1,219.9       $1,181.2      $1,148.1       $1,115.1
 Long-term debt                               $347.1         $351.9         $363.9        $376.9         $391.9
 Earnings per common share                     $2.13          $1.93          $1.58         $1.34          $1.43
 Dividends per common share                    $1.20          $1.18          $1.12         $1.11          $1.06
 Percent of payout                              56.2%          61.1%          70.9%         82.8%          74.1%
 Common equity per share                      $16.47         $15.21         $14.38        $13.88         $13.63
 Return on common equity                       12.75%         12.64%         10.90%         9.65%         10.46%
 Ratio of earnings to
   fixed charges                                3.71           3.44           2.56          2.39           2.33
------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OPERATING ENVIRONMENT AND OUTLOOK

Management believes that changes in the natural gas business are inevitable and that such changes will significantly affect the manner in which natural gas and related services are marketed. In response to this trend, commencing in 1994, management conducted a strategic review of its business and of ongoing developments in the natural gas distribution and energy related industry regarding competition, regulation and consolidation. Management concluded that the domestic natural gas business was undergoing a process of deregulation which would lead, over the next several years, to "unbundling" of services at the residential level. Management further concluded that markets for electricity and natural gas were converging and consolidating and that these trends and competition for customers would alter the structure and business practices of companies serving these markets in the future.

In order to better position the Company competitively, management determined that it should seek both to expand its gas distribution operations and become a provider of energy services not limited to natural gas through acquisitions or strategic alliances with companies that would enhance and expand its natural gas distribution, marketing and transportation business.

The Company has taken steps this year to strengthen its competitive edge and position it to be a leader in the industry. The most significant of these steps being the strategic alliance with Western Resources, Inc. announced in December 1996 and effective November 26, 1997. The agreement with Western provides for the Company to own and operate the natural gas assets of Western making the Company the eighth-largest natural gas distributor in the country with about 1.4 million customers. Since closing of the transaction, Western will own approximately three million shares of common stock and 19 million shares of Series A convertible preferred stock making Western the largest shareholder of the Company. The Series A convertible preferred stock will be non-voting and convertible into common shares only under certain circumstances. Additionally, a shareholder agreement containing standstill provisions prevents Western from increasing their position in the Company and restricts the conditions under which Western can vote any common shares created from conversion of its preferred stock.

The transaction is a mutually beneficial business alliance between two experienced energy companies, and provides the Company an excellent opportunity for growth. Rather than reducing the Company's interests in acquisition opportunities, it provides greater incentives and strengthens the Company's financial position.

OTHER OPERATING HIGHLIGHTS INCLUDE:

o REGULATED OPERATIONS - The natural gas operations of Western represents a strategic fit for the Company's regulated operations as the possibilities of unbundling begin to unfold. Through the alliance, the Company will obtain both the local gas distribution business and MCMC, an intrastate gas transmission company, currently owned and operated by Western. MCMC is authorized to provide no-notice gas transmission, wheeling, parking, balancing and storage services to third parties based on prevailing market prices.

   Unbundling should enhance customer choices, service and value and potentially decrease unit costs, increase throughput, allow broader use of the Company's assets and strengthen economic development. The OCC continues to study unbundling and while no rules have yet been proposed by the OCC, nor any laws passed by the state legislature mandating restructuring of the gas industry, it is an issue being addressed by both bodies.

   Changes initiated by the Company in 1995 allowed rates to be restructured for large industrial customers, positioning the Company to more effectively compete for additional customers. Additionally, the OCC approved a request for a temperature adjustment clause that normalizes the effect of weather during the heating season, the first such program approved in Oklahoma.

o NONREGULATED OPERATIONS - The Company continues to enhance the value of its non-regulated operations through strategic acquisitions. As a result of the Western alliance, the Company will acquire additional marketing and processing businesses which will complement the activities of the existing segments.

   The acquisition of PSEC, Inc., an independent oil and gas producing company added substantial hydrocarbon reserves. The February 1997, acquisition of this independent oil and gas producing company, included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil concentrated in three counties in Oklahoma. A 42 percent interest in the Sycamore Gas Gathering System was also part of the acquisition.

   Beginning in 1996, the production operation has concentrated on exploitation activities and reserve ownership in Oklahoma, and has reduced its exploration activities. As a result, 93 percent, 89 percent and 53 percent of the Company's reserves are located in Oklahoma in 1997, 1996, and 1995.

CONSOLIDATED OPERATIONS

---------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                     1997           1996           1995
---------------------------------------------------------------------------------
                                                           v
FINANCIAL RESULTS

  Operating revenues - regulated         $598,390       $538,169       $594,923

  Operating revenue - nonregulated        563,537        686,176        359,272
---------------------------------------------------------------------------------

   Total operating revenue              1,161,927      1,224,345        954,195

  Operating costs                         958,626      1,030,442        795,202

  Depreciation, depletion and
   amortization                            74,509         72,868         53,480
---------------------------------------------------------------------------------

   Operating income                    $  128,792     $  121,035       $105,513
=================================================================================

                          [EARNINGS PER SHARE GRAPHIC]


Graph shows e.p.s. of $2.13, $1.93 and $1.58 for fiscal 1997, 1996 and 1995 respectively.


RESULTS OF OPERATIONS - The performance of the nonregulated operations played a major role in the Company's success in 1997. The strong performance of the Company's production operation reflects the effect of additional gas reserves acquired, operational changes and efficiencies, general market conditions and an aggressive marketing campaign conducted through the Company's gas marketing operation. Gas production volumes increased 5.2 Bcf over one year ago and the average price increased $.30 over one year ago. The operating income for the gas processing operation increased by 43 percent over one year ago and reflects substantially higher product prices early in fiscal 1997.

The increase in operating income for the regulated operation is due to decreases in operating expenses primarily due to reductions in labor and associated employee welfare costs.

The strong performance of the Company's regulated business, the rapid growth of the gas marketing segment and organizational changes implemented to maximize the value of its nonregulated businesses contributed to the increase in net income in 1996 over 1995. Higher earnings attributable to the regulated business are the result of reduced costs and increased margins. Growth of the gas marketing operations is attributable to weather related demand and a focus on daily trading.

RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the Company's nonregulated operations use commodity derivative instruments such as future contracts, swaps and options (collectively, derivatives) to hedge existing physical gas inventory, and purchase or sale commitments. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives. For each of the years in the three year period ended August 31, 1997, derivatives were primarily used by ONEOK Gas Marketing as a method of eliminating unacceptable risks with respect to changes in the price of gas or the cost of the intervening transportation associated with certain contracts.

The Company's production segment utilizes derivatives in order to hedge anticipated sales of oil and natural gas production. These anticipated transactions have been hedged with commodity swaps agreements whereby the Company is able to set the price to be received for the future production thus eliminating the risk of declining market prices between the origination date of the swap and the month of production. The Company's strategy in hedging anticipated transactions is to eliminate the variability in earnings of its production segment as a result of market fluctuations. To the extent that management does not terminate a hedge or enter into an opposing derivative, the current strategy will limit the potential gains which could result from increases in market prices above the level set by the hedge.

The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. The results of the Company's derivative trading activities continue to meet its stated objectives. For further discussion, see OTHER, Price Risk Management at page 26 and Note H of "Notes to Consolidated Financial Statements".

ACCOUNTING POLICIES - The regulated operations of the Company are primarily subject to accounting requirements of the OCC and the provisions of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation." Accordingly, the allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

The Company views its segments as operating within either a rate regulated environment (regulated operations) or a nonregulated (nonregulated operations). The nonregulated environment is further viewed as having three primary, vertically integrated segments: marketing, processing and production.

REGULATED OPERATIONS

Oklahoma Natural Gas Company, ONG Transmission Company, and ONG Sayre Storage Company comprise a fully integrated intrastate natural gas distribution and transmission business which purchases, stores, transports, and distributes natural gas for sale to wholesale and retail customers primarily in the State of Oklahoma, and leases pipeline capacity to customers for their use in transporting natural gas to their facilities. ONG Transmission Company transports gas for others under Section 311(a) of the Natural Gas Policy Act of 1978 (NGPA). They are currently consolidated for ratemaking purposes by the Oklahoma Corporation Commission.

----------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                    1997              1996              1995
----------------------------------------------------------------------------------------
FINANCIAL RESULTS

 Gas Sales                              $543,662           $487,294          $502,427

 Cost of gas                             308,057            247,299           316,867
----------------------------------------------------------------------------------------

    Gross margin on gas sales            235,605            239,995           185,560

 Pipeline capacity lease margins          41,974             41,684            86,697

 Other revenues                           13,890             11,394             7,551

----------------------------------------------------------------------------------------
    Net revenues                         291,469            293,073           279,808

 Operating expenses                      139,662            144,927           146,986

 Depreciation depletion and
  amortization                            51,375             50,805            41,252

----------------------------------------------------------------------------------------
    Operating Income                    $100,432           $ 97,341          $ 91,570
========================================================================================

----------------------------------------------------------------------------------------
                                          1997              1996              1995
----------------------------------------------------------------------------------------
VOLUMES (MMcf)

Gas sales

   Residential                            57,006           58,681             52,804

   Commercial                             28,860           29,918             25,288

   Industrial                             11,384           15,145             39,095

Pipeline capacity lease                  173,134          158,527            134,130
----------------------------------------------------------------------------------------
 Total                                   270,384          262,271            251,317
========================================================================================

-------------------------------------------------------------------------------
                                 1997            1996            1995
-------------------------------------------------------------------------------
GROSS MARGIN PER Mcf
 Residential                    $ 3.00          $ 2.91          $ 2.55
 Commercial                     $ 2.23          $ 2.16          $ 1.95
 Industrial                     $ 0.95          $ 0.85          $ 0.73
 Pipeline capacity leases       $ 0.19          $ 0.20          $ 0.46
===============================================================================

-------------------------------------------------------------------------------
                                 1997            1996            1995
-------------------------------------------------------------------------------
 Number of customers            733,621        729,467          724,201
 Customers per employee             426            404              377
 Capital expenditures
   (thousands)                 $ 67,747       $ 42,900         $ 55,800
 Identifiable assets
   (millions)                  $  1,026       $  1,019         $  1,023
-------------------------------------------------------------------------------


OPERATIONAL HIGHLIGHTS - The Company dominates the core energy service markets with over a 90 percent market share for water heating, cooking and home heating. Annual cost comparisons with electricity for these same services indicate that gas costs were at least 50 percent less, the largest difference being in home heating at 70 percent less. On a gas to gas comparison, Oklahoma Natural Gas Company rates were lower than the regional and national averages for residential, firm industrial and interruptible industrial services.

Highlights of significant operating changes over the past three years include:

o Signed contract to transport gas to four natural gas-fired electric generating plants owned by Public Service Company of Oklahoma under PCL agreements. Construction on facilities to serve two of the plants was completed during the year and construction will be completed on the facilities to serve the last two plants early in fiscal 1998.

o Strengthened cost controls throughout the organization. Total employees dropped by approximately 4.6 percent. This was accomplished through attrition and without compromising customer safety. Operating expense per customer decreased 4.6 percent.

o Began work on a two and one-half year project to significantly improve the availability of gas storage. The first phase of the project is intended to double the injection capacity of the storage. The second phase, combined with previous horizontal drilling, will double the withdrawal capacity of the storages. These improvements are being accomplished at a fraction of the cost to develop new storages.

o Changes initiated by Oklahoma Natural Gas in 1995 allowed rates to be restructured for large industrial customers, positioning the Company to more effectively compete for additional customers. In addition, the OCC approved a request for a temperature adjustment clause that normalizes the effect of weather during the heating season, the first such program approved in Oklahoma.

REGULATORY INITIATIVES - The OCC's Notice of Inquiry on restructuring Oklahoma's gas utility industry has set into motion the process of unbundling products and services. The Company supports the unbundling of at least the transmission, gathering, storage, customer service and gas supply functions and is working closely with the OCC to develop proposed rules. However, because of the inefficient and costly duplication of certain functions, such as local distribution service, regulation will continue to be necessary in certain areas.

Customer choice is the driving force behind the restructuring efforts and will ultimately provide a wide array of services from which to choose. The Company has already unbundled the gas supply function for many industrial and large commercial customers through the PCL program and envisions unbundling will eventually allow all customers to choose their gas suppliers and other services as well.

CAPITAL EXPENDITURES - The Company's capital expenditure program includes expenditures for extending service to new areas, increasing system capabilities and general replacements and betterments. The 1997 capital expenditure program included $49 million for new business development including service to PSO's four power plants and $7 million to improve peak storage deliverability. It is the Company's practice to maintain and periodically upgrade facilities to assure safe, reliable and efficient operations. The 1996 capital expenditure program included $10 million for new business development and $2 million to improve peak storage deliverability.

OPERATING RESULTS - Lower gross margins on gas sales in the current year result primarily from lower usage by customers whose gas sales and degree days are not normalized, increased cost of gas used in operations, and unrecovered gas costs. Actual degree days in 1997 were 3,566 as compared to 3,617 in 1996. Degree days is an industry measure of temperature variations from an established normal temperature of 65 degrees; a higher number of degree days reflects colder weather on the average. Rates are designed to recover the cost of gas consumed in operations through margins billed to customers rather than through application of the Unrecovered Purchased Gas Cost adjustment used to recover the actual cost of gas delivered to customers. Therefore, operating gas costs may not be fully recovered under this methodology when sales volumes are less than that at which rates were established or gas cost per Mcf is higher than that at which rates were established. Both of these factors occurred in 1997 resulting in the increased cost of gas. Fluctuations in the cost of gas between years reflects volume and spot market fluctuations. Changes in its gas purchasing and pricing practices approved in the June 1995 rate order resulted in a larger portion of its gas supply being purchased at spot market prices. The significant decrease in PCL rates in 1996 reflects the rate restructuring completed in 1995 which lowered rates to our large industrial customers in order to compete more effectively.

Operating expenses decreased in 1997 as compared to 1996 and to 1995 primarily due to reductions in labor and associated employee welfare costs.

NONREGULATED OPERATIONS

The Company's nonregulated operations are involved in the production, processing and marketing of natural gas, oil and natural gas liquids. The Company's producing properties are concentrated principally in Oklahoma where it also owns nonoperated interests in 15 gas liquids extraction plants in 11 plant locations. The gas marketing subsidiary directs its activities to end users in the mid-continent region of the United States. The Company also operates its headquarters office building and a parking garage.

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                     1997          1996           1995
--------------------------------------------------------------------------------
FINANCIAL RESULTS
  Gas sales                              $484,674       $612,595      $328,890
  Cost of gas                             470,878        596,491       320,572
--------------------------------------------------------------------------------
    Gross margins on gas sales             13,796         16,104         8,318
  Gas and oil production                   38,159         25,181        20,799
  Gas processing                           25,326         20,901        18,461
  Other                                     9,534         16,560        11,800
--------------------------------------------------------------------------------
    Net revenues                           86,815         78,746        59,378
  Operating costs                          35,321         32,989        33,207
  Depreciation, depletion
    and amortization                       23,134         22,063        12,228
--------------------------------------------------------------------------------
  Operating income                       $ 28,360       $ 23,694      $ 13,943
================================================================================

--------------------------------------------------------------------------------
                                           1997          1996           1995
--------------------------------------------------------------------------------
  OPERATING INFORMATION
Natural gas volume (MMcf)                 205,204        309,965        221,561
  Marketing                                14,565          9,406          8,775
  Natural gas production                    6,109          6,883          7,560
--------------------------------------------------------------------------------
                                          225,878        326,254        237,896
--------------------------------------------------------------------------------
Less intersegment sales
  Marketing                                 9,384          7,822         41,262
  Natural gas production                    6,652          3,978          1,640
  Residue gas                               6,109          6,880          5,095
--------------------------------------------------------------------------------
                                           22,145         18,680         47,997
--------------------------------------------------------------------------------
  Net natural gas volumes                 203,733        307,574        189,899
================================================================================

MARKETING

OPERATIONAL HIGHLIGHTS - The Company's marketing operation purchases and markets natural gas, primarily in the mid-continent area of the United States. Beginning in fiscal 1996, the Company started implementation of a new strategy to focus on daily trading rather than on low margin baseload trading. The transition to daily trading was achieved through the increased use of gas storage facilities, hedging and transportation arbitraging. In fiscal 1997, having successfully developed a strong base of daily trading customers, the Company began reducing the level of non-strategic baseload trading it performed. Accordingly, total volumes sold are lower in 1997 than the prior year, however, the gross margins earned per Mcf are higher than in prior years as a result of this change in trading mix. The average gross margin per Mcf, for all trading, increased by 31 percent in 1997 and 38 percent in 1996 over the prior year.

The Company was the successful bidder to supply gas to several natural gas-fired electric generating power plants owned by Public Service Company of Oklahoma. Gas will be supplied under both firm and interruptible gas sales agreements and transported by the regulated operation.

-------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)            1997             1996             1995
-------------------------------------------------------------------------------

MARKETING SEGMENT
Natural gas sales                $484,674         $612,595          $328,890
 Cost of gas                      470,878          596,491           320,572
-------------------------------------------------------------------------------
  Gross margin on gas sales        13,796           16,104             8,318
 Operating cost, net                5,455            2,697             3,458
 Depreciation, depletion,
  and amortization                    482              484                80
-------------------------------------------------------------------------------
 Operating income                $  7,859         $ 12,923          $  4,780
===============================================================================

-------------------------------------------------------------------------------
                                  1997             1996             1997
-------------------------------------------------------------------------------
OPERATING INFORMATION
Natural gas volumes (MMcf)        205,204          309,965           221,561
Capital expenditures
 (thousands)                     $    373         $    370          $    921
Identifiable assets
 (thousands)                     $ 63,828         $ 71,200          $ 41,400
-------------------------------------------------------------------------------

PRICE RISK MANAGEMENT - In order to mitigate the financial risks arising from fluctuations in both the market price and transportation costs of natural gas, the Company routinely enters into natural gas futures contracts, swaps and options as a method of protecting its margins on the underlying physical transactions. However, net open positions in terms of price, volume and specified delivery point do occur. For further discussion, see OTHER, Price Risk Management at page 26.

OPERATING RESULTS - The Company's continued focus on daily trading and away from baseload trading has had a significant impact on the operating results of the marketing operation. Overall gross margins per Mcf increased in 1997 over the prior year despite a decrease in both volumes sold and total gross margins. The decrease in volumes is indicative of management's decision to forgo baseload business in order to further develop its daily trading practice. Total gross margins was negatively impacted by this and a lower degree of price dispersion in the daily market. The Company will continue to pursue an aggressive marketing strategy using hedging and gas storage to further develop its daily trading market. The increase in operating costs in 1997 is attributable to a non-recurring charge. The increase in volumes and total gross margins in 1996 over the prior year resulted from the shift to daily trading while maintaining the base load trading business. Margins in the daily trading market were favorably affected by weather related demand. In January 1995, the Company acquired the remaining 50 percent interest in a gas marketing entity. The results of operations attributable to that investment prior to that date are included in operating costs.

PROCESSING

OPERATIONAL HIGHLIGHTS - The Company's processing operation has nonoperating interests in 15 gas processing plants at 11 plant locations whose operations include the extraction and separation of natural gas liquids (NGLs) into distinct products (e.g., ethane/propane mix, propane, iso and normal butane, and natural gasoline). Factors contributing to the volatility in earnings are fluctuations in the price of natural gas which is consumed as "fuel and shrinkage" in the extraction process, fluctuation in the discreet market prices of NGLs, competition or processing plant capacity utilization.

Successful pursuit of producer alliances has provided for total dedication of production by several producers to be processed in several joint-owned plants.

In January 1997, the Company acquired an 8 percent interest in the Indian Basin Gas Plant operated by Marathon Oil Company in Eddy County, New Mexico. Through the strategic alliance with Western Resources, the Company's interest will increase to 42 percent when the alliance is approved and the transaction closed.

----------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS              1997                 1996                1995
----------------------------------------------------------------------------------
PROCESSING SEGMENT
  Natural gas liquids
    and residue sales            $23,107              $18,423             $15,970

  Other                              (65)                 261                 148
----------------------------------------------------------------------------------

    Operating revenues            23,042               18,684              16,118

  Operating costs (net)            7,770                7,641               7,999

  Depreciation, depletion,
    and amortizations              2,393                2,063               1,790
----------------------------------------------------------------------------------

    Operating income             $12,879              $ 8,980             $ 6,329
==================================================================================

----------------------------------------------------------------------------------
                                   1997                 1996                1995
----------------------------------------------------------------------------------
OPERATING INFORMATION

Residue gas (MMcf)                6,109                6,883               7,560

Natural gas liquids sold
  (MGallons)                    200,143              195,979             205,464

Average NGL's price
  (Gallons)                      $0.365               $0.297              $0.261

Fuel and shrink price
  (MMbtu)                         $2.07                $1.82               $1.64

Capital expenditures
  (thousands)                   $10,563               $5,183              $1,226

Identifiable assets
  (thousands)                   $36,049              $26,700             $25,200
----------------------------------------------------------------------------------

CAPITAL EXPENDITURES - The Company spent $9 million during 1997 for its share of the Indian Basin Plant, for expansion of plant, and for improvements to increase product recovery. The remaining $1.7 million in capital expenditures relates to capital required to sustain operations. Prior years' expenditures generally related to capital required to sustain operations.

OPERATING RESULTS - Volumes of natural gas liquids sold increased and higher product prices resulted in an increase in natural gas liquids revenues for 1997. Volumes declined in 1996 due to some periods of ethane rejection but natural gas liquids were strengthened by increased prices. An increase in fuel and shrink partially offset increases in product prices and volumes sold.

PRODUCTION

OPERATIONAL HIGHLIGHTS - The Company's strategy is to concentrate ownership of hydrocarbon reserves in its service territory in order to add value not only to its existing production operations but also to the related processing, marketing, transmission, and storage businesses. Accordingly, the Company focuses on exploitation activities rather than exploratory drilling. As a result of recent acquisitions, the number of wells the Company operates has increased. In its role as operator, the Company controls operating decisions which impact production volumes and lifting costs.

RISK MANAGEMENT - The volatility of energy prices has a significant impact on the profitability of this segment. In an effort to manage price risk as much as possible, the production segment expanded its hedging program in late 1996. As of August 31, 1997, approximately 25 percent of anticipated gas production in 1998 has been hedged primarily with swap agreements. See Risk Management, Page 18.

----------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS              1997                 1996                1995
----------------------------------------------------------------------------------
PRODUCTION SEGMENT

  Natural gas sales              $31,496              $17,466             $13,236

  Oil sales                        6,663                7,716               7,563

  Liquids and residue gas          2,219                2,477               2,491

  Other                              699                5,675               1,582
----------------------------------------------------------------------------------

    Operating revenues            41,077               33,334              24,872

  Operating costs                 12,468               11,341              11,257

  Depreciation, depletion,
    and amortization              19,899               19,161              10,038
----------------------------------------------------------------------------------

    Operating income             $ 8,710              $ 2,832             $ 3,577
==================================================================================

----------------------------------------------------------------------------------
OPERATING INFORMATION              1997                 1996                1995
----------------------------------------------------------------------------------
Proved Reserves

  Gas (MMcf)                     83,293               74,068              39,226

  Oil (MBbls)                     2,014                2,010               3,247
----------------------------------------------------------------------------------
Production

  Gas (MMcf)                     14,565                9,406               8,775

  Oil (MBbls)                       336                  435                 466
----------------------------------------------------------------------------------
Average Price

  Gas (Mcf)                       $2.16                $1.86               $1.51

  Oil (BBls)                     $19.84               $17.73              $16.22
----------------------------------------------------------------------------------
Capital Expenditures
  (thousands)                   $32,911              $46,733             $25,000

Identifiable Assets
  (thousands)                  $100,062              $73,200             $60,000
----------------------------------------------------------------------------------

CAPITAL EXPENDITURES - During 1997, the Company purchased PSEC, Inc., an independent oil and gas company in Oklahoma. The transaction included 180 wells with proven reserves of 20 Bcf of natural gas and 167,000 barrels of oil. Included in the transaction was PSPC, Ltd., which operates and holds a 42 percent interest in the Sycamore Gas Gathering System. The purchase was financed with $9.3 million long-term debt and 334,252 shares of ONEOK common stock.

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

Capital expenditures primarily related to a limited developmental drilling program were approximately $6.7 million, $3.4 million and $5.9 million in 1997, 1996 and 1995, respectively.

OPERATING RESULTS - The increase in gas production volumes over the same period one year ago is attributable to the effects of gas reserves acquired in the latter part of fiscal 1996 and operational changes and efficiencies. The increase in the average price of gas and oil is attributable to general market conditions and an aggressive marketing campaign conducted through the Company's gas marketing segment. Other revenues in 1996 reflect the gain on sale of producing properties in Alabama and Mississippi. Operating efficiencies also resulted in a decline of the operating cost per equivalent Mcf of sales. Total depreciation, depletion and amortization before impairment losses increased, in fiscal 1997 as a result of increased production. The Company recognized an $8.6 million impairment loss in fiscal 1996 upon the adoption of Statement of Financial Accounting Standard No. 121, accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ANALYSIS

Cash provided by operating activities continues as the primary source for meeting cash requirements. However, due to seasonal fluctuations and additional capital requirements, the Company accesses funds through short-term credit agreements and, if necessary, through long-term borrowings. The Company believes that internally generated funds and existing credit agreements will be sufficient to meet its debt service, dividend payment and capital expenditure requirements. However, certain events, such as significant acquisitions, may require additional long-term debt or equity financing. The following discussion of cash flows should be read in conjunction with the Company's "Consolidated Statement of Cash Flows" and the supplemental cash flow information included in Note O of "Notes to Consolidated Financial Statements".

OPERATING CASH FLOW

-------------------------------------------------------------------------------
FOR THE YEARS ENDED AUGUST 31,         1997            1996          1995
THOUSANDS OF DOLLARS
-------------------------------------------------------------------------------
Cash provided by operating
activities                           152,051         $105,050      $109,559
-------------------------------------------------------------------------------

Operating cash flows increased in 1997 over the prior year as a result of higher earnings and lower net invested working capital. The decrease in net invested working capital is primarily attributable to lower levels of gas in storage and recovery of purchased gas costs. In accordance with an OCC order received in late 1996, the Company recovered the remaining recoverable purchased gas costs which accumulated during the 1996 heating season. The order granted recovery over a twelve month period and provided for periodic changes in the base cost of gas in order to reduce the impact on cash flow from future changes in the weighted average cost of gas. Operating cash flow was slightly lower in 1996 as compared to 1995 despite a $43 million increase in income before deferred tax and depreciation, depletion and amortization expense which reflected an overall increase in net income, changes in the components of current and deferred taxes and the recovery through rates of deferred costs authorized in the 1995 rate proceedings. This increase was offset by increases in net invested working capital primarily related to gas in storage and the accumulation of recoverable gas costs discussed above.

INVESTING CASH FLOW

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                     1997         1996           1995
--------------------------------------------------------------------------------
Cash used in investing activities         $88,832      $71,985         $63,299
--------------------------------------------------------------------------------

CAPITAL EXPENDITURES - Total capital expenditures increased in both 1997 and 1996. As discussed in the "Results from Operations," the increase is attributable to the acquisition of production and processing assets for approximately $34 million and $43 million in each of those years respectively. Acquisition of production assets in 1995 was $18 million. Capital expenditures for 1998, excluding potential acquisitions, are estimated to be $143 million.

[CAPITAL EXPENDITURES AND ACQUISITIONS GRAPH]

Graph shows capital expenditures and acquisitions. Amounts for capital expenditures are $77.7 million, $52.3 million and $65.0 million for fiscal 1997, 1996 and 1995 respectively. Capital acquisitions are $34.3 million, $43.1 million and $18.0 million for 1997, 1996 and 1995 respectively.

ASSET SALES - Approximately $18 million of proceeds was received in 1996 resulting from the sale of production assets. The sale of a pipeline investment generated approximately $10.2 million in proceeds in 1995.

FINANCING CASH FLOW

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                     1997         1996           1995
--------------------------------------------------------------------------------
Cash used in financing activities        $49,440       $44,966        $38,306
--------------------------------------------------------------------------------

SHORT-TERM DEBT - The Company uses short-term debt to help meet its need for operating funds, which fluctuates with seasonal demands for gas purchases, the levels of gas in storage and the Unrecovered Purchased Gas Cost (UPGC). A short-term unsecured credit agreement with several banks provides aggregate borrowings of up to $175 million for general corporate purposes. The Company also has additional credit facilities available through a master note with Bank of America and a short-term agreement with NationsBank which provide an additional $30 million and $25 million in borrowing capability, respectively. No borrowings were outstanding under these latter two agreements at August 31, 1997. The maximum amount of short-term debt authorized by the Board of Directors is $175 million. Fluctuation in the amount of cash used in financing activities in each of the years presented is primarily a factor of short-term borrowings.

LONG-TERM DEBT - As of August 31, 1997, the Company could have issued approximately $311 million of additional long-term debt under the most restrictive provisions contained in its various borrowing agreements. At August 31,1997, the equity component was 54 percent as compared to 51 percent a year ago. Debt ratings are A3 by Moody's Investor Service and A- by Standard and Poor's Corporation. The 8.7 percent series is currently callable and the 9.7 percent and 9.75 percent series have call options commencing in October 1996, and December 1999 and 2000, respectively. Long-term debt in the amount of $9.3 million was issued in 1997 as partial payment for PSEC, Inc. and affiliates.

STOCK AND DIVIDENDS - The Company had approximately 28 million shares of common stock outstanding at August 31, 1997. Common stock dividends were $1.20, $1.18 and $1.12 per share in 1997, 1996 and 1995, respectively. Preferred stock dividends were $1.78 in 1997 and $2.38 in each of the two prior years. The preferred stock was redeemed by the Company in May 1997. Through the Company's Stock Purchase and Dividend Reinvestment Program $5.5 million of dividends were reinvested into common stock during 1997.

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

OTHER

PRICE RISK MANAGEMENT - Commodity futures contract options and swaps are periodically used in the production, gas processing, and marketing operations to hedge the impact of natural gas price fluctuations. Natural gas futures require the Company to buy or sell natural gas at a fixed price. Under swap agreements, the Company receives or makes payments based on the differential between a specified price and the actual price of natural gas. Swaps and options allow the Company to commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in price or the cost of the intervening transportation. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. The Company utilizes options to manage margins and to limit overall price risk exposure. The Company's production operation periodically uses commodity futures contracts and swaps to hedge the impact of oil and natural gas price fluctuations. The Company's gas processing operation uses futures to hedge the price of gas used in the natural gas liquid extraction process. The gas marketing operation uses futures, options and swaps to lock in margins on preexisting purchase or sale commitments for physical quantities of natural gas. The Company adheres to policies and procedures which limit its exposure to market risk from open positions and monitors daily its exposure to market risk. Gains and losses on commodity futures contracts and swaps are recognized in income when the underlying physical transactions are closed. At August 31, 1997, the net deferred gain on these contracts was approximately $1.8 million.

NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is required to be implemented for fiscal years ending after December 15, 1997 and earlier application is not permitted. SFAS 128 replaces the current "primary earnings per share"("primary EPS") and "fully diluted earnings per share" ("fully diluted EPS") with "basic earnings per share" ("basic EPS") and "diluted earnings per share" ("diluted EPS"). Unlike the calculation of primary EPS which includes, in its denominator, the sum of (1) actual weighted shares outstanding and (2) "common stock equivalents" as that term is defined in the authoritative literature, basic EPS is calculated using only the actual weighted average shares outstanding during the relevant periods.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997.

The FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) in June 1997. SFAS 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. SFAS 131 replaces the "industry segment" concept of Statement 14 with a "management approach" concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. Consequently, the segments are evident from the structure of the enterprise's internal organization. It focuses on financial information that an enterprise's decision makers use to make decisions about the enterprise's operating matters. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and is not anticipated to have a significant impact on the Company's segment reporting.


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

The accompanying consolidated financial statements of ONEOK Inc. and subsidiaries as of August 31, 1997 and 1996, and for each of the years in the three-year period ended August 31, 1997, have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their audits include reviews of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. The Independent Auditors' Report appears herein.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
ONEOK Inc.:

We have audited the accompanying consolidated balance sheets of ONEOK Inc. and subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended August 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ONEOK Inc. and subsidiaries as of August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of in fiscal year 1996.





                                                        KPMG Peat Marwick LLP



Tulsa, Oklahoma
September 24, 1997

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------
Years Ended August 31,                                       1997              1996             1995
------------------------------------------------------------------------------------------------------------
(Thousands of Dollars, except per share amounts)
Operating Revenues
  Regulated                                              $   598,390        $   538,169        $ 594,923
  Nonregulated:
    Marketing                                                459,574            598,300          266,426
    Processing                                                71,617             58,395           64,874
    Production                                                27,185             25,479           24,042
    Other                                                      5,161              4,002            3,930
                                                         -----------        -----------        ---------
    Total Nonregulated                                       563,537            686,176          359,272
                                                         -----------        -----------        ---------
      Total Operating Revenues                             1,161,927          1,224,345          954,195
                                                         -----------        -----------        ---------
Operating Expenses
  Cost of gas                                                725,960            807,694          574,513
  Operations and maintenance                                 210,175            201,259          200,443
  Depreciation, depletion, and amortization                   74,509             72,868           53,480
  General taxes                                               22,491             21,489           20,246
  Income taxes                                                34,839             33,037           25,342
                                                         -----------        -----------        ---------
      Total Operating Expenses                             1,067,974          1,136,347          874,024
                                                         -----------        -----------        ---------
      Operating Income                                        93,953             87,998           80,171
                                                         -----------        -----------        ---------
Interest
  Interest on long-term debt                                  31,354             31,748           32,401
  Other interest                                               3,376              3,184            4,878
  Amortization of debt expense                                   518                530              512
  Allowance for funds used during construction                  (563)              (300)            (424)
                                                         -----------        -----------        ---------
      Net Interest                                            34,685             35,162           37,367
                                                         -----------        -----------        ---------
Net Income                                                    59,268             52,836           42,804
Preferred Stock Dividends                                        285                428              428
                                                         -----------        -----------        ---------
      Income Available for Common Stock                  $    58,983        $    52,408        $  42,376
                                                         ===========        ===========        =========
Earnings Per Share of Common Stock                       $      2.13        $      1.93        $    1.58
                                                         ===========        ===========        =========
Average Shares of Common Stock
  Outstanding (Thousands)                                     27,644             27,136           26,862
                                                         ===========        ===========        =========


See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------
August 31,                                                        1997           1996
-----------------------------------------------------------------------------------------
(Thousands of Dollars)
Assets
Property
  Distribution system                                         $  845,170       $  802,910
  Transmission system                                            310,231          258,870
  Gas storage                                                      4,195            4,195
  Gas gathering                                                       --           34,196
  Oil and gas production                                         166,337          143,996
  Gas processing                                                  86,075           75,512
  Other                                                           17,485           16,973
                                                              ----------       ----------
    Total Property                                             1,429,493        1,336,652
  Accumulated depreciation, depletion, and amortization          586,156          541,618
                                                              ----------       ----------
    Net Property                                                 843,337          795,034
                                                              ----------       ----------
Current Assets
  Cash and cash equivalents                                       14,377              598
  Accounts and notes receivable                                  100,937          119,338
  Materials and supplies                                           4,303            5,136
  Gas in storage                                                  74,027           86,420
  Advance payments for gas                                         3,700            5,764
  Purchased gas cost adjustment                                    1,138           11,677
  Other current assets                                             8,795            4,213
                                                              ----------       ----------
    Total Current Assets                                         207,277          233,146
                                                              ----------       ----------
Deferred Charges and Other Assets
  Investments                                                        324            2,279
  Regulatory assets, net                                         144,712          155,253
  Other                                                           41,757           34,179
                                                              ----------       ----------
    Total Deferred Charges and Other Assets                      186,793          191,711
                                                              ----------       ----------
    Total Assets                                              $1,237,407       $1,219,891
                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
August 31,                                                                      1997                1996
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Liabilities and Shareholders' Equity
Common Shareholders' Equity
  Common Stock without par value: authorized 60,000,000
    shares; issued and outstanding 28,079,783 and 27,260,646
    shares in 1997 and 1996                                                   $  229,803       $  207,084
  Retained earnings                                                              232,823          207,611
                                                                              ----------       ----------
    Total Common Shareholders' Equity                                            462,626          414,695
Preferred stock: $50 par and involuntary liquidation value;
  $53 voluntary liquidation value; Series A and B, 4 3/4%
  (cumulative); authorized 340,000 shares; issued 180,000
  shares of Series A in 1996                                                          --            9,000
                                                                              ----------       ----------
    Total Shareholders' Equity                                                   462,626          423,695
                                                                              ----------       ----------
Long-Term Debt                                                                   328,214          336,821
Current Liabilities
  Long-term debt                                                                  18,909           15,050
  Notes payable                                                                   45,000           50,223
  Accounts payable                                                                80,155           96,872
  Accrued taxes                                                                   12,996           10,820
  Accrued interest                                                                 7,376            7,732
  Customers' deposits                                                              6,218            6,316
  Deferred income taxes                                                              694            3,427
  Other                                                                           17,699           12,190
                                                                              ----------       ----------
    Total Current Liabilities                                                    189,047          202,630
                                                                              ----------       ----------
Deferred Credits and Other Liabilities
  Deferred income taxes                                                          183,991          180,620
  Customers' advances for construction
    and other deferred credits                                                    73,529           76,125
                                                                              ----------       ----------
    Total Deferred Credits and Other Liabilities                                 257,520          256,745
                                                                              ----------       ----------
Commitments and Contingencies                                                         --               --
                                                                              ----------       ----------
    Total Liabilities and Shareholders' Equity                                $1,237,407       $1,219,891
                                                                              ==========       ==========

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
Years Ended August 31,                                            1997            1996              1995
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities
  Net Income                                                   $  59,268        $  52,836        $  42,804
  Depreciation, depletion, and amortization                       74,509           72,868           53,480
  Net losses of equity investees                                     257              173              811
  Deferred income taxes                                           (2,988)          (2,038)         (15,270)
  Other                                                               --           (5,675)             613
  Changes in assets and liabilities:
    (Increase) decrease in accounts and notes receivable          18,401          (37,570)         (32,726)
    (Increase) decrease in inventories                            13,226           (9,433)          12,331
    (Increase) decrease in other assets                          (10,096)           8,027            5,816
    (Increase) decrease in regulatory assets                         384            1,431           (2,981)
    Increase (decrease) in accounts payable and
      accrued liabilities                                        (14,897)          33,532           22,400
    Changes in purchased gas cost adjustment                      10,539          (14,383)          14,515
    Increase (decrease) in deferred credits
      and other liabilities                                        3,448            5,282            7,766
                                                               ---------        ---------        ---------
         Cash provided by operating activities                   152,051          105,050          109,559
                                                               ---------        ---------        ---------
Investing Activities
  (Increase) decrease in other investments                         1,698               --            5,226
  Proceeds from sale of investment                                    --               --           10,901
  Capital expenditures, net                                      (90,530)         (89,582)         (80,982)
  Proceeds from sale of property                                      --           17,597            1,556
                                                               ---------        ---------        ---------
         Cash used in investing activities                       (88,832)         (71,985)         (63,299)
                                                               ---------        ---------        ---------
Financing Activities
  Payments of long-term debt                                     (14,000)         (12,000)         (12,971)
  Net issuance (payments) of notes payable                        (5,230)          (5,052)           5,170
  Dividends paid                                                 (28,033)         (27,914)         (30,505)
  Issuance of common stock                                         7,363               --               --
  Redemption of preferred stock                                   (9,540)              --               --
                                                               ---------        ---------        ---------
         Cash used in financing activities                       (49,440)         (44,966)         (38,306)
                                                               ---------        ---------        ---------
Change in Cash and Cash Equivalents                               13,779          (11,901)           7,954
Cash and Cash Equivalents at the
  Beginning of Year                                                  598           12,499            4,545
                                                               ---------        ---------        ---------
Cash and Cash Equivalents at
  End of Year                                                  $  14,377        $     598        $  12,499
                                                               =========        =========        =========


See accompanying notes to consolidated financial statements.

ONEOK Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                          Common Shareholders' Equity
                                               -------------------------------------------
                                                 Common         Retained                        Preferred
                                                 Stock          Earnings           Total          Stock
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Balance at September 1, 1994                   $ 195,568        $ 174,926        $ 370,494        $9,000
  Net income                                          --           42,804           42,804            --
  Issuance of common stock                         5,836               --            5,836            --
  Preferred stock dividends -
    $2.375 per share                                  --             (428)            (428)           --
  Common stock dividends -
    $1.12 per share                                   --          (30,077)         (30,077)           --
                                               ---------        ---------        ---------        ------
Balance at August 31, 1995                     $ 201,404        $ 187,225        $ 388,629        $9,000
                                               =========        =========        =========        ======

Balance at September 1, 1995                   $ 201,404        $ 187,225        $ 388,629        $9,000
  Net income                                          --           52,836           52,836            --
  Issuance of common stock                         5,680               --            5,680            --
  Preferred stock dividends -
    $2.375 per share                                  --             (428)            (428)           --
  Common stock dividends -
    $1.18 per share                                   --          (32,022)         (32,022)           --
                                               ---------        ---------        ---------        ------
Balance at August 31, 1996                     $ 207,084        $ 207,611        $ 414,695        $9,000
                                               =========        =========        =========        ======


BALANCE AT SEPTEMBER 1, 1996                   $ 207,084        $ 207,611        $ 414,695        $9,000
  NET INCOME                                          --           59,268           59,268            --
  ISSUANCE OF COMMON STOCK                        22,719               --           22,719            --
  PREFERRED STOCK DIVIDENDS -
    $1.78 PER SHARE                                   --             (321)            (321)           --
  REDEMPTION OF SERIES A PREFERRED STOCK                             (540)            (540)       (9,000)
  COMMON STOCK DIVIDENDS -
    $1.20 PER SHARE                                   --          (33,195)         (33,195)           --
                                               ---------        ---------        ---------        ------
BALANCE AT AUGUST 31, 1997                     $ 229,803        $ 232,823        $ 462,626        $   --
                                               =========        =========        =========        ======


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - ONEOK Inc. and subsidiaries (collectively, the Company) is a diversified energy company engaged in the production, processing, storage, transportation, distribution and marketing of environmentally clean fuels and products. The Company's business units are characterized as operating within either a rate regulated environment (regulated operations) or a nonregulated environment (nonregulated operations). The regulated business units provide natural gas distribution and transmission for about 75 percent of Oklahoma and during 1997 generated approximately 78 percent of operating income before income taxes. The nonregulated business has segments involved in various aspects of natural gas marketing, processing and production. The Company's other segment, whose results of operations are not material, operates and leases the Company's headquarters building and parking facility.

CONSOLIDATION - The consolidated financial statements include the accounts of ONEOK Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REGULATION - The regulated operations of the Company are primarily subject to the rate regulation and accounting requirements of the Oklahoma Corporation Commission (OCC). Certain other regulated activities of the Company are subject to regulation by the Federal Energy Regulatory Commission (FERC). Accordingly, the regulated operations follow the accounting and reporting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations". Allocation of costs and revenues to accounting periods for ratemaking and regulatory purposes may differ from bases generally applied by nonregulated companies. Such allocations to meet regulatory accounting requirements are considered to be generally accepted accounting principles for regulated utilities provided that there is a demonstrable ability to recover any deferred costs in future rates.

During the rate-making process, regulatory commissions may require a utility to defer recognition of certain costs to be recovered through rates over time as opposed to expensing such costs as incurred. This allows the utility to stabilize rates over time rather than passing such costs on to the customer for immediate recovery. This causes certain expenses to be deferred as a regulatory asset and amortized to expense as it is recovered through rates. Total regulatory assets resulting from this deferral process are approximately $145 million and $155 million at August 31, 1997 and 1996 respectively. See Note B.

REVENUE RECOGNITION - The Company recognizes revenue when services are rendered or product is delivered. Major industrial and commercial gas distribution customers are invoiced as of the end of each month. Certain gas distribution customers, primarily residential and some commercial, are invoiced on a cycle basis throughout each month, and the Company accrues unbilled revenues at the end of each month. Beginning in 1996, the Company's rate tariff for residential and commercial customers contained a temperature normalization clause that provided for billing adjustments from actual volumes to normalized volumes during the winter heating season. Revenues from marketing, processing and production are recognized on the sales method. Credit is granted to these customers under customary terms.

REGULATED PROPERTY - Regulated distribution, transmission, and storage property is stated at cost. Such cost includes personnel costs, general and administrative costs, and an allowance for funds used during construction. The allowance for funds used during construction represents the capitalization of estimated average cost of borrowed funds (8.6 percent, 8.50 percent, and 8.24 percent, in 1997, 1996, and 1995, respectively) used during the construction of major projects and is recorded as a credit to earnings.

Depreciation is calculated using the straight-line method based upon rates prescribed for ratemaking purposes. The average depreciation rate approximated
3.7 percent in 1997, 3.6 percent in 1996 and 3.7 percent in 1995.

Maintenance and repairs are charged directly to expense. Generally, the cost of property retired or sold, plus removal costs, less salvage, is charged to accumulated depreciation. Gains and losses from sales or transfers of operating units or systems are recognized in income.

--------------------------------------------------------------------------------
                                             REMAINING        SERVICE
                                               LIFE           (YEARS)
--------------------------------------------------------------------------------
Distribution property                           25               40
Gathering property                              33               47
Storage property                                 5               40
Transmission property                           33               47
Other property                                  24               40
--------------------------------------------------------------------------------

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

INVENTORIES - Materials and supplies are priced at average cost. Noncurrent gas in storage is classified as property and is priced at cost. Cost of current gas in storage is determined using the last-in, first-out, (lifo) and first-in, first-out (fifo) methodology by the regulated and nonregulated operations, respectively. The estimated replacement cost of current gas in storage using the lifo method was $63.7 million and $81.5 million at August 31, 1997 and 1996, respectively.

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

COMMODITY PRICE RISK MANAGEMENT - To minimize the risk from market fluctuations in the price of natural gas and oil, the Company enters into futures transactions, swaps and options in order to hedge certain natural gas in storage, existing physical gas purchases or sale commitments, as well as anticipated sales of natural gas production. In order to qualify as a hedge, the price movements in the underlying commodity derivatives must be sufficiently correlated with the hedged transaction. Changes in the market value of these financial instruments utilized as hedges are (1) recognized as an adjustment of the carrying value in the case of existing assets and liabilities, (2) included in the measurement of the transaction that satisfies the commitment in the case of existing commitments and (3) included in the measurement of the subsequent transaction in the case of anticipated transactions, whether or not the hedge is closed out before the date of the anticipated transaction. In cases where anticipated transactions do not occur, deferred gains and losses are recognized when such transactions were scheduled to occur. Some of these financial instruments carry off-balance sheet risk, see "Credit risk and Off-Balance Sheet Risk" included in Note H.

IMPAIRMENTS - Effective March 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair values are based on discounted future cash flows or information provided by sales and purchases of similar assets. Under SFAS No. 121, the Company now evaluates impairment of production assets on the lowest possible level, (a field by field basis) rather than using a total company basis for its proved properties. Primarily due to downward reserve revisions for certain proven properties, the Company in accordance with SFAS No. 121, recognized a pre-tax impairment loss of $8.6 million in 1996, such loss is included in depreciation, depletion and amortization expense. Prior to the adoption of SFAS No. 121, the Company evaluated impairment of its proven reserves using a discounted cash flow approach on a total company basis which aggregated all properties for purposes of determining impairment.

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

COMMON STOCK OPTIONS AND AWARDS - Effective September 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which permits, but does not require, a fair value based method of accounting for stock-based employee compensation. Alternatively, SFAS 123 allows companies to continue applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25"), however, such companies are required to disclose pro forma net income and earnings per share as if the fair value based method had been applied. The Company has elected to continue to apply the provisions of APB 25 for the purpose of computing compensation expense and has provided the pro forma disclosure provisions of SFAS 123 in Note Q.

CASH AND CASH EQUIVALENTS - Items classified as cash equivalents for the purpose of the Consolidated Statements of Cash Flows include highly liquid temporary investments, with original maturities of three months or less, in "money market" or "pooled" investment accounts backed by government securities, bank certificates of deposit, or bank lines of credit.

RECLASSIFICATION - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(B)  REGULATORY ASSETS

The following table is a summary of regulatory assets, net of amortization:

--------------------------------------------------------------------------------
AUGUST 31,                                                1997       1996
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
Recoupable take-or-pay settlements                      $ 95,482   $100,155
Pension costs                                             29,244     33,426
Postretirement costs other than pensions                   8,836      9,386
Postemployment benefit costs                               3,327      2,975
Income tax rate exchanges                                  7,823      8,354
Unamortized gas storage costs                                 --        957
                                                        --------   --------
Regulatory assets, net                                  $144,712   $155,253
--------------------------------------------------------------------------------

Certain of the regulatory assets listed above are being recovered through rates, but the Company is not being allowed to earn a rate of return on the unrecovered balance. The remaining recovery period is set forth in the table below.

--------------------------------------------------------------------------------
                                                          REMAINING RECOVERY
                                                           PERIOD (MONTHS)
--------------------------------------------------------------------------------
Postretirement costs other than pension                          193
Income tax rate changes - 1990                                   166
Income tax rate change - 1993                                    182
--------------------------------------------------------------------------------

Postemployment benefit costs are currently being deferred as a regulatory asset because the methodology of their recovery has not yet been determined in rate proceedings.

No significant recoupable costs attributable to resolutions of take-or-pay and pricing issues were incurred in 1997 or 1996. The OCC has authorized recovery of the take-or-pay settlement costs through a combination of a surcharge to customers and revenues derived from certain transportation customers.

The pension and postretirement benefit costs previously deferred are currently being recovered through revenue and are being amortized to expense over a 10 to 18 year period. As discussed in Note G, the OCC also approved recovery of pension and postretirement benefit costs through rates. The Company anticipates that postemployment benefit costs will be recovered in future rate filings. Amortization expense related to regulatory assets was approximately $10.1 million, $11.7 million, and $8.2 million in 1997, 1996, and 1995, respectively. An additional $2.1 million was recovered through gas purchase expense during 1995.

(C)  LINES OF CREDIT AND SHORT-TERM NOTES PAYABLE

At August 31, 1997, the Company had a short-term unsecured credit agreement with several banks pursuant to which the banks have agreed to make loans to the Company from time to time in an aggregate amount not to exceed $175 million at any one time for general corporate purposes. The short-term credit agreement provides a back-up line of credit for short-term debt from other sources in addition to providing short-term funds. The facility fee requirement for this line of credit is .0575 percent applied annually to the total line of credit. Borrowings under the agreement bear interest at offshore IBOR rates plus .1675 percent per annum. No compensating balance requirements existed at August 31, 1997. The Company also has additional credit facilities available through a master note with Bank of America and a short-term note with NationsBank which provide an additional $30 million and $25 million in borrowing capability, respectively. No borrowings are outstanding under these latter two agreements at August 31, 1997. Maximum short-term debt from all sources as approved by the Company's Board of Director's is $175 million.

Short-term notes payable totaling $45 million at August 31, 1997, and $50.2 million at August 31, 1996, were outstanding. The notes carried average interest rates of 5.84 percent and 5.61 percent, respectively.

(D)  LONG-TERM DEBT

All long-term notes payable at August 31, 1997, are unsecured. The aggregate current maturities of long-term debt for each of the five years ending August 31, 2002, are $18.9 million; $16.9 million; $16.8 million; $15.4 million; and $14.7 million, respectively, including $1.1 million each year callable at the option of the holder.

-------------------------------------------------------------------------------
AUGUST 31,                                  1997               1996
(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------
Long-Term Notes Payable
 5.57% due 1997                          $      --          $  14,000
 5.90% due 1998                             10,000             10,000
 6.20% due 1999                              8,000              8,000
 6.43% due 2000                              5,000              5,000
 6.50% due 2001                              9,252                 --
 8.32% due 2007                             40,000             40,000
 8.44% due 2004                             40,000             40,000
 8.70% due 2021                             34,871             34,871
 9.70% due 2019                            125,000            125,000
 9.75% due 2020                             75,000             75,000
                                         ---------           --------
 Total                                   $ 347,123          $ 351,871
                                         ---------           --------
Current maturities of
 long-term debt                             18,909             15,050
                                         ---------           --------
Long-term notes payable                  $ 328,214          $ 336,821
-------------------------------------------------------------------------------

(E)  CAPITAL STOCK

The Company has approximately 26 million shares of unrestricted common stock available for issue. The Company redeemed all of its outstanding shares of Series A preferred stock at its stated voluntary liquidation value of $53 per share during the third quarter of fiscal 1997.

The Board has reserved two million shares of the Company's common stock for the Direct Stock Purchase and Dividend Reinvestment Plan of which 362,518 shares were issued in 1997 and 192,228 shares were issued in 1996; and has reserved approximately three million shares for the Thrift Plan for Employees of ONEOK Inc. and Subsidiaries.

Under the most restrictive covenants of the Company's loan agreements, $205.4 million (88.2 percent) of retained earnings at August 31, 1997, was available to pay dividends.

(F)  INCOME TAXES

The provisions for income taxes are as follows:

-------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)               1997            1996           1995
-------------------------------------------------------------------------------
Current income taxes
 Federal                           $  32,207       $  29,925       $  34,837
 State                                 5,620           5,150           5,775
                                   ---------       ---------       ---------
  Total current income taxes       $  37,827       $  35,075       $  40,612
                                   =========       =========       =========
Deferred income taxes
 Federal                           $  (2,551)      $  (1,766)      $ (13,007)
 State                                  (437)           (272)         (2,263)
                                   ---------       ---------       ---------
  Total deferred income taxes      $  (2,988)      $  (2,038)      $ (15,270)
                                   =========       =========       =========
  Total provision for income taxes $  34,839       $  33,037       $  25,342
===============================================================================

Following is a reconciliation of the provision for income taxes.

----------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                       1997           1996           1995
----------------------------------------------------------------------------------
Pretax income                             $   94,107     $  85,874      $  68,146
Federal statutory income tax rate              35,00%        35.00%         35.00%
                                          ----------     ---------      ---------
Provision for federal income tax rate         32,937        30,056         23,851
Amortization of distribution property
  investment tax credits                        (655)         (727)          (739)
State income taxes, net of credits
  and federal tax benefit                      2,376         3,548          2,372
Other, net                                       181           160           (142)
                                          ----------     ---------      ---------
    Actual income tax expenses            $   34,839     $  33,037      $  25,342
==================================================================================

At August 31, 1997, the Company had $1.4 million in deferred investment tax credits recorded in other deferred credits which will be amortized over the next two years.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are shown in the accompanying table.

----------------------------------------------------------------------------------
AUGUST 31,                                                    1997           1996
(THOUSANDS OF DOLLARS)
----------------------------------------------------------------------------------
Deferred Tax Assets
  Investment write-down                                    $      --     $   1,373
  Accrued liabilities not deductible until paid                5,629         7,016
  Net operating loss carryforwards                               760           754
  Regulatory assets                                            2,687         2,601
  Other                                                        2,791         2,052
                                                           ---------     ---------
    Total deferred tax assets                                 11,867        13,796
  Valuation allowance for net operating loss
    carryforwards expected to expire prior to
    utilization                                                  760           754
                                                           ---------     ---------
    Net deferred tax assets                                   11,107        13,042
Deferred Tax Liabilities
Excess of tax over book depreciation and depletion           138,312       133,207
  Investment in joint ventures                                 1,100            --
  Regulatory assets                                           53,683        60,753
  Other                                                        2,698         3,129
                                                           ---------     ---------
    Gross deferred tax liabilities                           195,793       197,089
                                                           ---------     ---------
    Net Deferred Tax Liabilities                           $ 184,686     $ 184,047
==================================================================================

The Company had remaining net operating loss carry-forwards for state income tax purposes of approximately $13.4 million at August 31, 1997, which expire, unless previously utilized, at various dates through the year 2009.

(G)  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN - The Company has a defined benefit retirement plan covering substantially all employees. Company officers and certain key employees are also eligible to participate in a supplemental retirement plan.

Net pension costs, as determined by an independent actuary, included the following:

-----------------------------------------------------------------------------------
THOUSANDS OF DOLLARS                           1997           1996           1995
-----------------------------------------------------------------------------------
Service cost                                 $  5,126       $  5,957       $  6,078
Interest cost                                  23,766         23,525         22,659
Actual return on assets                        (9,010)       (72,138)       (27,438)
Net amortization and deferral                 (16,281)        50,337          6,920
                                              -------------------------------------
 Net pension cost                            $  3,601       $  7,681       $  8,219
===================================================================================

The Company generally funds pension costs at a level at least equal to the minimum amount required under the Employee Retirement Income Security Act of 1974. The accompanying table sets forth the funded status of the Company's plans, as determined by the independent actuary.


------------------------------------------------------------------------------------
AUGUST 31,                                                     1997           1996
(THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------
Actuarial present value of vested benefit obligation        $(277,266)     $(268,296)
Accumulated benefit obligation                               (291,662)      (281,363)
Projected benefit obligation                                 (326,539)      (314,866)
Plan assets at fair value, principally equity
 securities and an IPG fund                                   326,384        328,459
                                                            ------------------------
 Plan assets in excess of projected
  benefit obligation                                             (155)        13,593
Unrecognized net (gain) loss                                   15,308           (863)
Unrecognized prior service cost                                   784            149
Unrecognized net asset                                         (3,272)        (3,739)
                                                            ------------------------
 Prepaid pension cost                                       $  12,665      $   9,140
====================================================================================

The projected benefit obligation was determined using an annual discount rate of
7.75 percent for 1997 and for 1996; a long-term rate of return on plan assets of 9 percent and 8 percent for 1997 and 1996, respectively; and an average assumed long-term annual rate of salary increases of 4 percent for both 1997 and 1996.

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

Net periodic postretirement benefit cost includes the following components:

-----------------------------------------------------------------------------
THOUSANDS OF DOLLARS                                    1997           1996
-----------------------------------------------------------------------------
Service costs                                        $  1,744       $  1,704
Interest costs                                          5,599          5,668
Actual return on plan assets                             (184)             -
Net amortization and deferral                           3,387          3,608
                                                     -----------------------
 Net periodic postretirement benefit cost            $ 10,546       $ 10,980
============================================================================

For measurement purposes, a 8.3 percent annual rate of increase in the per capita cost of covered medical benefits (i.e., medical cost trend rate) was assumed for 1997, the rate was assumed to decrease gradually to 5 percent by the year 2003 and remain at that level thereafter. The medical cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed medical cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of August 31, 1997, by $6.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended August 31, 1997, by $0.8 million.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent at August 31, 1997.

The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheet.

--------------------------------------------------------------------------------
AUGUST 31,                                              1997           1996
(THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit Obligation
 Retirees                                              $(49,840)      $(49,500)
 Fully eligible active plan participants                 (3,192)        (3,246)
 Other active plan participants                         (22,074)       (21,708)
                                                        -----------------------
Accumulated postretirement benefit obligation           (75,106)       (74,454)
Fair value of plan assets                                 8,150              -
                                                        -----------------------
 Accumulated postretirement benefit obligation
  in excess of plan assets                              (66,956)       (74,454)
Unrecognized transition obligation                       51,757         61,341
Unrecognized net gain                                    (5,307)        (9,071)
                                                        -----------------------
 Accrued postretirement benefit cost                   $(20,506)      $(22,184)
===============================================================================

EMPLOYEE THRIFT PLAN - The Company has a Thrift Plan covering all employees. Employee contributions are discretionary. Subject to certain limits, employee contributions are matched by the Company. The annual cost of the plan was $3.4 million in 1997; $3.7 million in 1996; $3.4 million in 1995.

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

-------------------------------------------------------------------
                                                       APPROXIMATE
(THOUSANDS OF DOLLARS)             BOOK VALUE          FAIR VALUE
-------------------------------------------------------------------
AUGUST 31, 1997
Cash and cash equivalents          $   14,377          $    14,377
Accounts and notes receivable      $  100,937          $   100,937
Natural gas swaps                          --          $     3,809
Natural gas options                        --                 (273)
Natural gas futures                        --               (1,700)
Long-term debt and notes payable   $  347,123          $   379,141
                                   ----------          -----------
August 31, 1996
Cash and cash equivalents          $      598          $       598
Accountants and notes receivable   $  119,338          $   119,338
Natural gas swaps                          --          $     2,924
Natural gas options                        --          $        78
Natural gas futures                        --          $     1,935
Long-term debt and notes payable   $  351,871          $   377,383
-------------------------------------------------------------------

RISK MANAGEMENT - The Company's gas marketing, processing and production operations subject the Company's earnings to variability based on fluctuations in both the market price and transportation costs of natural gas and oil. The Company's exposure arises from fixed price purchase or sale agreements which extend for periods of up to 48 months, certain gas storage inventories, and anticipated sales of oil and gas production. In order to mitigate the financial risks associated with such activities the Company routinely enters into natural gas and oil futures contracts, swaps and options, collectively referred to herein as derivatives. Net open positions in terms of price, volume and specified delivery point do occur.

The futures contracts are purchased and sold on the New York Mercantile Exchange (NYMEX ) or the Kansas City Board of Trade (KCBOT) and require the Company to buy or sell natural gas at a fixed price. Swap agreements generally require one party to make payments based on the difference between a fixed price or fixed differential from the NYMEX or KCBOT price while the other party pays a price based on a published index. Swaps and options allow the Company to commit to purchase gas at one location and sell it at another location without assuming unacceptable risk with respect to changes in the price of the gas or the cost of the intervening transportation. Natural gas options held to hedge price risk provide the right, but not the requirement, to buy or sell natural gas at a fixed price. The Company utilizes options to limit overall price risk exposure. None of these derivatives are held for speculative purposes and, in general, the Company's risk management policy requires that positions taken with derivatives be offset by positions in physical transactions or other derivatives.

The total notional value of futures contracts purchased and sold is $70.5 million and $76.8 million, respectively, at August 31, 1997. The term "notional amount" refers to the current contract unit price times the contract volume for the relevant derivative. In general, such amounts are not indicative of the cash requirements associated with these derivatives. The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in general, changes in market value of these derivatives are offset by changes in the value associated with the underlying physical transaction or other derivatives.

-----------------------------------------------------------------------------
(VOLUMES IN MMcf, THOUSANDS OF DOLLARS)
                                                              ESTIMATED FAIR
                                     VOLUME         VOLUME    MARKET VALUE
AUGUST 31, 1997                      PURCHASED      SOLD      GAIN (LOSS)(A)
-----------------------------------------------------------------------------
Options                                2,000        11,960       $  (273)

Swaps                                 72,414        62,908       $ 3,809

Futures                               30,420        32,010       $(1,700)
-----------------------------------------------------------------------------
AUGUST 31, 1996
-----------------------------------------------------------------------------
Options                                   --         1,335       $    78

Swaps                                178,632       178,432       $ 2,924

Futures                               54,680        53,460       $ 1,935
-----------------------------------------------------------------------------

(A) Represents the estimated amount which would have been recognized upon termination of the relevant derivatives as of the date indicated. The amount which is ultimately charged or credited to earnings is affected by subsequent changes in the market value of these derivatives.

NYMEX and KCBOT-traded futures and option contracts are guaranteed by NYMEX and KCBOT and have nominal credit risk. All other derivative transactions expose the Company to off-balance sheet risk in the event of non-performance by the counterparts. In order to minimize this risk, the Company analyzes each counterpart's financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of these limits on an on-going basis. Swap agreements are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty. NYMEX and KCBOT-traded futures and options contracts require daily cash settlement in margin accounts with brokers.

(I)  SEGMENT INFORMATION

The Company conducts its business through five reporting segments: (1) Oklahoma Natural Gas, which includes gathering, transmission, storage, and distribution of natural gas, transportation of gas for others, and leasing pipeline capacity;
(2) Marketing, which purchases and markets natural gas; (3) Processing, which includes extracting and selling natural gas liquids; (4)Production, which includes exploiting, producing, and selling natural gas and oil; and (5) Other, which includes operating and leasing the Company's headquarters building and a related parking facility.

Following is information relative to the Company's operations in different segments.

                                          OKLAHOMA
                                           NATURAL
(MILLIONS OF DOLLARS)                        GAS          MARKETING     PROCESSING     PRODUCTION        OTHER          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
         1997
Sales to unaffiliated customers           $    598.4      $   459.6      $    71.6      $    27.2      $     5.1       $  1,161.9
Intersegment sales                               1.1           23.5           15.5           14.0            5.2             59.3
                                          ----------      ---------      ---------      ---------      ---------       ----------
  Total revenues                          $    599.5      $   483.1      $    87.1      $    41.2      $    10.3       $  1,221.2
                                          ----------      ---------      ---------      ---------      ---------       ----------
Operating income (loss)
  before income taxes                     $    100.4      $     7.8      $    12.9      $     8.7      $    (1.0)      $    128.8
Identifiable assets                       $  1,026.3      $    63.8      $    36.0      $   100.1      $    11.2       $  1,237.4
Depreciation, depletion, and
  amortization                            $     51.4      $     0.5      $     2.4      $    19.9      $     0.3       $     74.5
Capital expenditures                      $     67.7      $     0.4      $    10.6      $    32.9      $     0.4       $    112.0

=================================================================================================================================
         1996
Sales to unaffiliated customers           $    538.2      $   598.3      $    58.4      $    25.5      $     4.0       $  1,224.4
Intersegment sales                               2.2           15.5           12.7            7.9            5.4             43.7
                                          ----------      ---------      ---------      ---------      ---------       ----------
  Total revenues                          $    540.4      $   613.8      $    71.1      $    33.4      $     9.4       $  1,268.1
                                          ----------      ---------      ---------      ---------      ---------       ----------
Operating income (loss) before
  interest and income taxes               $     97.3      $    12.9      $     9.0      $     2.8      $    (1.0)      $    121.0
Identifiable assets                       $  1,019.4      $    71.2      $    26.7      $    73.2      $    29.4       $  1,219.9
Depreciation, depletion, and
  amortization                            $     50.8      $     0.5      $     2.0      $    19.2      $     0.4       $     72.9
Capital expenditures                      $     42.9      $     0.4      $     5.2      $    46.7      $     0.2       $     95.4

=================================================================================================================================
         1995
Sales to unaffiliated customers           $    594.9      $   266.4      $    64.9      $    24.1      $     3.9       $    954.2
Intersegment sales                               1.8           62.9            0.0            0.8            5.7             71.2
                                          ----------      ---------      ---------      ---------      ---------       ----------
  Total revenues                          $    596.7      $   329.3      $    64.9      $    24.9      $     9.6       $  1,025.4
                                          ----------      ---------      ---------      ---------      ---------       ----------
Operating income (loss)
  before income taxes                     $     91.6      $     4.8      $     6.3      $     3.6      $    (0.8)      $    105.5
Identifiable assets                       $  1,023.0      $    41.4      $    25.2      $    60.0      $    31.6       $  1,181.2
Depreciation, depletion, and
  amortization                            $     41.3      $     0.1      $     1.8      $    10.0      $     0.3       $     53.5
Capital expenditures                      $     55.8      $     0.9      $     1.2      $    25.0      $     0.1       $     83.0

=================================================================================================================================

(J)  COMMITMENTS AND CONTINGENCIES

LEASES - The initial lease term on the Company's headquarters building, ONEOK Plaza, is for 25 years, expiring in 2009, with six five-year renewal options. At the end of the initial term or any renewal period, the Company can purchase the property at its fair market value. Rent for the lease accrues annually at $6.8 million a year until 2009. Rent payments were $5.8 million for 1997, 1996, and 1995. Estimated future minimum rental payments for the lease are $5.8 million for each of the years ended August 31, 1998 through 1999, $7.6 million for the year ended August 31, 2000, $9.3 million for each of the years ended August 31, 2001 through 2009.

The Company has the right to sublet excess office space in ONEOK Plaza. The Company received $2.7 million, $2.5 million, and $2.4 million in rental revenue during 1997, 1996, and 1995, respectively, for various subleases. Estimated minimum future rental payments to be received under existing contracts for subleases are: $2.6 million in 1998; $2.4 million in 1999; $2.0 million in 2000, $1.9 million in 2001; $1.9 million in 2002 and a total of $3.6 million thereafter.

OTHER - The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company's financial condition, results of operation, or cash flows.

(K)  OIL AND GAS PRODUCING ACTIVITIES

The following is historical revenue and cost information relating to the Company's production operations:

---------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                  1997           1996           1995
---------------------------------------------------------------------------
Capitalized costs at end of year:
  Unproved properties                $   2,994     $  11,330      $   5,030
  Proved properties                    155,208       129,035        111,459
                                     --------------------------------------
    Total Capitalized Costs            158,202       140,365        116,489
  Accumulated depreciation,
    depletion, and amortization         83,457        74,129         65,376
                                     --------------------------------------
    Net Capitalized Costs            $  74,745     $  66,236      $  51,113
                                     ======================================
Costs incurred during the year:
  Property acquisition costs
    (unproved)                       $     174     $     231      $     926
  Exploration costs                  $      71     $     601      $   1,228
  Development costs                  $   6,683     $   2,811      $   4,839
  Purchase of minerals in place      $  21,489     $  43,064      $  15,099
---------------------------------------------------------------------------

The accompanying schedule presents the results of operation for the Company's oil and gas producing activities. The results exclude general office overhead and interest expense attributable to oil and gas production.

---------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                  1997           1996           1995
---------------------------------------------------------------------------
Net revenues from production:
  Sales to unaffiliated customers    $  24,141     $  17,325      $  18,427
  Gas sold to affiliates                14,018         7,856          2,372
                                     --------------------------------------
    Net revenues from production        38,159        25,181         20,799
                                     --------------------------------------
Production costs                         7,918         5,494          4,565
Exploration expenses                       (12)          574            680
Depreciation, depletion,
  amortization                          19,246        18,552          9,447
Income tax expense                       4,258           171          2,265
                                     --------------------------------------
    Total expenses                      31,410        24,791         16,957
                                     --------------------------------------
    Results of operations from
      producing activities           $   6,749     $     390      $   3,842
===========================================================================

(L)  OIL AND GAS RESERVES (UNAUDITED)

Following are estimates of the Company's proved oil and gas reserves, net of royalty interests and changes therein, for the 1997, 1996, and 1995 fiscal years.

--------------------------------------------------------------------------------
                                                        OIL             GAS
PROVED RESOURCES                                      (Mbbls)          (MMcf)
--------------------------------------------------------------------------------
August 31, 1994                                          2,284         32,370
  Revisions of prior estimates                             579             84
  Extensions, discoveries, and other additions             241          4,002
  Purchase of minerals in place                            637         11,931
  Sales of minerals in place                               (28)          (386)
  Production                                              (466)        (8,775)
                                                      --------        -------
August 31, 1995                                          3,247         39,226
  Revisions of prior estimates                             (59)        (1,258)
  Extensions, discoveries, and other additions              41          5,089
  Purchase of minerals in place                            928         42,347
  Sales of minerals in place                            (1,712)        (1,930)
  Production                                              (435)        (9,406)
                                                      --------        -------
AUGUST 31, 1996                                          2,010         74,068
  REVISIONS OF PRIOR ESTIMATES                             115          2,108
  DISCOVERIES, AND OTHER ADDITIONS                         111          3,009
  PURCHASE OF MINERALS IN PLACE                            155         19,214
  SALES OF MINERALS IN PLACE                               (41)          (515)
  PRODUCTION                                              (336)       (14,565)
                                                      --------        -------
AUGUST 31, 1997                                          2,014         83,319
                                                      ========        =======
Proved developed reserves:
  August 31, 1995                                        3,068         36,946
  August 31, 1996                                        1,642         60,497
  AUGUST 31, 1997                                        1,615         62,115
--------------------------------------------------------------------------------

The Company emphasizes that the volumes of reserves shown above are estimates, which, by their nature, are subject to later revision. The estimates are made by the Company utilizing all available geological and reservoir data as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

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

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                             1997       1996       1995
--------------------------------------------------------------------------------
Future cash inflows                              $218,708   $173,166   $111,370
Future production and development costs            67,962     53,491     29,684
Future income tax expense                          33,514     21,245     16,375
                                                 --------   --------   --------
Future net cash flows                             117,232     98,430     65,311
  10 percent annual discount for estimated
    timing of cash flows                           40,621     31,114     17,484
                                                 --------   --------   --------
Standardized measure of discounted future
  net cash flows relating to oil and gas
    reserves                                     $ 76,611   $ 67,316   $ 47,827
================================================================================

The changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves are as follows:

--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                              1997     1996      1995
--------------------------------------------------------------------------------
Beginning of year                                 $67,316   $47,827   $40,229
Changes resulting from:
  Sales of oil and gas produced, net of
    production costs                              (30,241)  (19,687)  (16,234)
  Net changes in price, development, and
    production costs                               12,478     4,054    (4,874)
  Extensions, discoveries, additions, and
    improved recovery, less related costs           5,047     6,056     6,377
  Purchases of minerals in place                   19,747    42,999    14,707
  Sales of minerals in place                       (1,000)  (20,962)     (871)
  Revisions of previous quantity estimates          3,159      (114)    5,520
  Accretion of discount                             8,084     3,885     5,107
Net change in income taxes                         (7,372)   (2,538)     (274)
Other, net                                           (607)    5,796    (1,860)
                                                  -------   -------   -------
End of year                                       $76,611   $67,316   $47,827
================================================================================

(N)  QUARTERLY FINANCIAL DATA (UNAUDITED)

Total operating revenues are consistently greater from November through May due to the large volume of natural gas sold to customers for heating. A summary of the unaudited quarterly results of operations for 1997 and 1996 follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                     Quarter
                                                           --------------------------------------------------------
                   1997                                    First          Second           Third           Fourth
-------------------------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)
  Operating revenues
   Regulated                                              $113,246        $282,794        $128,970        $  73,380
   Nonregulated                                           $135,506        $190,859        $102,657        $ 134,515
  Operating income                                        $ 28,678        $ 71,057        $ 29,924        $    (867)
  Net income (loss)                                       $ 12,174        $ 38,241        $ 13,769        $  (4,916)
  Earnings per share of common stock                      $   0.44        $   1.39        $   0.49        $   (0.19)
  Dividends per share of common share                     $   0.30        $   0.30        $   0.30        $    0.30
  Average shares of common stock
   outstanding (thousands)                                  27,305          27,378          27,897           28,018
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                                     Quarter
                                                           --------------------------------------------------------
                   1996                                    First          Second           Third           Fourth
-------------------------------------------------------------------------------------------------------------------
 (Thousands of Dollars, Except Per Share Amounts)
  Operating revenues
   Regulated                                              $104,858        $227,539        $131,396        $  74,376
   Nonregulated                                           $133,602        $237,201        $158,286        $ 157,087
  Operating income                                        $ 22,815        $ 71,508        $ 27,835        $  (1,123)
  Net income (loss)                                       $  8,423        $ 38,543        $ 11,707        $  (5,837)
  Earnings per share of common stock                      $   0.31        $   1.42        $   0.42        $   (0.22)
  Dividends per share of common share                     $   0.29        $   0.29        $   0.30        $    0.30
  Average shares of common stock
   outstanding (thousands)                                  27,023          27,100          27,186           27,232
===================================================================================================================

(O)  SUPPLEMENTAL CASH FLOW INFORMATION

The following table is supplemental information relative to the Company's cash flows for the years ended August 31, 1997, 1996 and 1995.

In connection with the acquisition of PSEC, Inc. and other oil and gas properties, the Company issued common stock of $9.8 million, debt of $9.2 million and recognized a deferred tax liability of $3.5 million. The acquisitions were accounted for in accordance with the purchase method.

------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)                         1997           1996           1995
------------------------------------------------------------------------------------
Cash Paid During the Year
 Interest (including amount capitalized)     $ 39,993       $ 35,122       $ 37,642
 Income taxes                                $ 34,618       $ 40,642       $ 34,513

Noncash Transactions:
 Gas received as payment in kind             $    478       $  2,395       $ 86,033
 Issuance of common stock related to:
  Stock Performance Plan                            -       $  1,144              -
  Acquisition of gas marketing
   partnership                                      -              -       $  5,836
Dividend reinvestment plan                   $  5,482       $  4,536              -
Distribution of net assets
 from partnership                                   -       $ 14,625              -
------------------------------------------------------------------------------------



(P)  SUBSEQUENT EVENTS

In December 1996, the Company and Western Resources, Inc. (Western) announced a strategic alliance combining the natural gas assets of both companies. The agreement provides for the Company to own and operate the natural gas assets of Western located in Kansas and northeast Oklahoma. Western will own approximately three million shares of common stock and 19 million shares of Series A convertible preferred stock making Western the largest shareholder of the Company. The preferred stock will be non-voting and convertible into common shares only under certain circumstances. Additionally, a shareholder agreement containing standstill provisions prevents Western from increasing their position in the Company and restricts the conditions under which Western can vote any common shares created from conversion of its preferred stock.

The agreement was closed on November 26, 1997, and effective on that same date. Under the agreement, Western formed a new wholly owned subsidiary, WAI, Inc.
(WAI). WAI did not engage in any activities other than activities related to the alliance. Immediately prior to the effective time of the merger, Western contributed all of the assets covered by the agreement to WAI. The Company then merged with and into WAI, with WAI as the surviving corporation, whereupon WAI's name changed to ONEOK, Inc. (New ONEOK). The Company's common stock outstanding at the merger was converted on a one-for-one basis into shares of NEW ONEOK Common Stock.

The merger will be accounted for under the purchase method of accounting. For purposes of applying the purchase method of accounting, ONEOK is deemed to be the acquiring enterprise and WAI is deemed to be the acquired enterprise without regard to which enterprise is the surviving enterprise.

(Q)  STOCK BASED COMPENSATION

On August 17, 1995, the Company adopted the Key Employee Stock Plan (Plan). The Plan provides for the granting of incentive stock options, fixed stock options, and stock bonus awards to key employees. Under the Plan, options may be granted by the Executive Compensation Committee (the Committee) at any time within ten years thereafter (before August 17, 2005). Options may be granted which are not exercisable until a fixed future date or in installments. The Plan also provides for restored options in the event that the optionee surrenders shares of common stock which the optionee already owns in full or partial payment of the options price under this option and/or surrenders shares of common stock to satisfy withholding tax obligations incident to the exercise of this option. A restored option has an option price equal to the fair market value of the common stock on the date on which the exercise of the option resulted in the grant of the restored option. The Company has reserved 1,000,000 shares of common stock for the Plan.

Options become void upon voluntary termination of employment other than retirement. In the event of retirement or involuntary termination, the optionee may exercise the option within three months. In the event of death, the option may be exercised by the personal representative of the optionee within a period to be determined by the Committee and stated in the option.

Options issued to date can be exercised after one year from grant date and must be exercised no more than ten years after grant date. Activity to date has been as follows:

-----------------------------------------------------------------------
                                         NUMBER       WEIGHTED AVERAGE
                                       OF SHARES       EXERCISE PRICE
-----------------------------------------------------------------------
OUTSTANDING AT SEPTEMBER 1, 1995              0              $0.00

   Granted                              107,400             $23.69
-----------------------------------------------------------------------
OUTSTANDING AT AUGUST 31, 1996          107,400             $23.69

  Granted                               100,700             $26.88

  Exercised                              20,700             $23.69

  Terminated                              2,200             $26.69

  Reissued                                4,147             $30.71
------------------------------------------------------------------------
OUTSTANDING AT AUGUST 31, 1997          189,347             $25.54
------------------------------------------------------------------------

At August 31, 1997, the range of exercised prices and the weighted average remaining contractual life of outstanding options was $23.69 to $26.88 and 8.7 years, respectively. The total number of options exercisable at that date was 88,646. No options were exercisable at August 31, 1996.

Persons granted an option must agree to remain in the service of the Company for a period of two years from the date of granting of the option or until earlier retirement, total disability, or death.

In 1995, the Company authorized the Employee Stock Purchase Plan and reserved 350,000 shares of common stock for it. Almost all of the full-time employees are eligible to participate. Under the terms of the plan, employees can choose to have up to ten percent of their annual earnings withheld to purchase the Company's common stock. The Committee may allow contributions to be made by other means provided that in no event will contributions from all means exceed ten percent of the employee's annual earnings. The purchase price of the stock is 85 percent of the lower of its beginning-of-year or end-of-year market price. Approximately 55 percent of the eligible employees participated the first year. Under the plan, the Company sold 107,080 shares in December 1996.

The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"(APB 25) in accounting for both plans and accordingly, no compensation has been recognized in the consolidated financial statements. Had the Company applied the provisions of SFAS 123 to determine the Pro forma compensation cost of options granted, the Company's net income and earnings per share would have been as follows:

------------------------------------------------
                                1997     1996
------------------------------------------------
Net Income (000's)

  As reported                 $59,268   $52,836

  Pro forma                   $58,247   $52,013

Earnings per share

  As reported                   $2.13     $1.93

  Pro forma                     $2.10     $1.90
================================================

The fair value of each option granted is estimated based on the Black-Scholes model. Based on previous stock performance, volatility is estimated to be .2264. Dividend yield is estimated to be 1.20 with a risk-free interest rate of 6.590 percent and 5.947 percent in 1997 and 1996, respectively.

Expected life ranged from 1 to 10 years based upon experience to date and the make-up of the optionees. Fair value of options granted under the Plan was $27.125 and $23.690 for 1997 and 1996, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT


(A)  DIRECTORS OF THE REGISTRANT

     Information concerning the directors of the Company is shown in the 1997 definitive Proxy Statement, which is incorporated herein by this reference.

(B)  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of the Company is included in
     Part I of this Form 10-K.

(C)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information on compliance with Section 16(a) of the Exchange Act is included in the 1996 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION


Information on executive compensation is shown in the 1997 definitive Proxy Statement, which is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Information on security ownership of certain beneficial owners is shown in the 1997 definitive Proxy Statement, which is incorporated herein by this reference.

(B)  SECURITY OWNERSHIP OF MANAGEMENT

     Information on security ownership of directors and officers is shown in the 1997 definitive Proxy Statement, which is incorporated herein by this reference.

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

     (4)(e) Rights Agreement between ONEOK Inc. and Chase Manhattan Bank, N.A. dated March 31, 1988, incorporated by reference from Form 8-A Registration Statement dated March 1988.

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

        (10)(o) Third Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 15, 1996, incorporated by reference from Form 10-K dated August 31, 1996.

        (10)(p) Fourth Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 13, 1997, filed herewith on pages 59 through 68.

        (10)(q) Credit Agreement between ONEOK Inc. and Bankers Trust Company, dated August 1, 1997, filed herewith on pages 69 through 75.

        (21) Required information concerning the registrant's subsidiaries is included in Item 1. of this Form 10-K.

        (27)    Financial Date Schedule

        (99)(a) History of Gas Pricing, incorporated by reference from Form 10-K dated August 31, 1993.

        (99)(b) Joint Stipulation, Cause No. PUD 940000477, Oklahoma Corporation Commission (June 1, 1995), incorporated by reference from Form 8-K dated June 19, 1995.

     (2) Financial Statements                                          Page No.

         (a) Independent Auditors' Report                                  28
         (b) Consolidated Statements of Income for the
             years ended August 31, 1996, 1995, and 1994                   29
         (c) Consolidated Balance Sheets at August 31, 1996 and 1995    30-31
         (d) Consolidated Statements of Cash Flows for the
             years ended August 31, 1996, 1995, and 1994                   32
         (e) Consolidated Statements of Shareholders' Equity
             for the years ended August 31, 1996, 1995, and 1994           33
         (f) Notes to Consolidated Financial Statements                 34-50

     (3) Financial Statement Schedules

         None.

(B)  REPORTS ON FORM 8-K

     November 26, 1997 - Strategic alliance with Western Resources become effective.

     April 25, 1997 - ONEOK Board member Dr. G. Rainey Williams death on April 20, 1997.

     December 23, 1996 - announcement of strategic alliance with Western Resources on December 12, 1996.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November, 1997.



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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of November, 1997.

LARRY W. BRUMMETT                      D. L. KYLE
------------------------------         ----------------------------------------
Larry W. Brummett                      D. L. Kyle
Chairman of the Board,                 Director
President, Chief Executive
Officer, and Director
                                       B. H. MACKIE
                                       ----------------------------------------
E. G. ANDERSON                         B. H. Mackie
------------------------------         Director
E. G. Anderson
Director
                                       J. D. NEAL
                                       ----------------------------------------
W. M. BELL                             J. D. Neal
------------------------------         Vice President, Chief
W. M. Bell                             Financial Officer, and
Director                               Treasurer (Principal Financial
                                       and Accounting Officer)

D. R. CUMMINGS
------------------------------         D. A. NEWSOM
D. R. Cummings                         ----------------------------------------
Director                               D. A. Newsom
                                       Director

W. L. FORD
------------------------------         G. D. PARKER
W. L. Ford                             ----------------------------------------
Director                               G. D. Parker
                                       Director

J. M. GRAVES
------------------------------         J. D. SCOTT
J. M. Graves                           J. D. Scott
Director                               ----------------------------------------
                                       Director

S. J. JATRAS
------------------------------         S. L. YOUNG
S. J. Jatras                           ----------------------------------------
Director                               S. L. Young
                                       Director

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

(10)(o) Third Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 15, 1996, incorporated by reference from Form 10-K dated August 31, 1996.

(10)(p) Fourth Amendment to Credit Agreement between ONEOK Inc. and Bank of America National Trust and Savings Association, dated August 13, 1997, filed herewith on pages 59 through 68.

(10)(q) Credit Agreement between ONEOK Inc. and Bankers Trust Company, dated August 1, 1997, filed herewith on pages 69 through 75.

(21) Required information concerning the registrant's subsidiaries is included in Item 1. of this Form 10-K.

(27)    Financial Date Schedule

(99)(a) History of Gas Pricing, incorporated by reference from Form 10-K dated August 31, 1993.

(99)(b) Joint Stipulation, Cause No. PUD 940000477, Oklahoma Corporation Commission (June 1, 1995), incorporated by reference from Form 8-K dated June 19, 1995.